Form 10QSB
period 2005-03-31
CONCRETE CASTING INC
filed 2006-01-06
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-QSB
________________________
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2005

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

(435) 753-0069
(Issurer’s telephone number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

State the number of shares outstanding of each of the registrant's classes of common stock, as of December 29, 2005: 5,660,000 shares of common stock, $.001 par value per share.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2005 and December 31, 2004

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

OTHER ASSETS

Intangible assets, net of an allowance of $2,000	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,791	$1,791
Accounts payable - related party	42,234	42,234
Accrued interest payable - related party	9,804	8,959

Total Current Liabilities	53,829	52,984

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: 50,000,000 shares authorized of
$0.001 par value; 5,660,000 shares issued
and outstanding	5,660	5,660
Additional paid-in capital	101,288	95,973
Deficit accumulated during the development stage	(160,777)	(154,617)

Total Stockholders’ Equity (Deficit)	(53,829)	(52,984)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From
			Inception on
	For the		October 28,
	Three Months Ended		1987 Through
	March 31,		March 31,
	2005	2004	2005

REVENUES	$-	$-	$200

EXPENSES

General and administrative	5,315	4,690	146,610
Loss on impairment of asset	-	-	2,000

Total Expenses	5,315	4,690	148,610

NET OPERATING LOSS	(5,315)	(4,690)	(148,410)

OTHER INCOME (EXPENSES)

Interest expense	(845)	(697)	(9,804)

Total Other Income (Expenses)	(845)	(697)	(9,804)

LOSS BEFORE DISCONTINUED
OPERATIONS AND INCOME TAXES	(6,160)	(5,387)	(158,214)

DISCONTINUED OPERATIONS

Loss from discontinued operations	-	-	(2,563)

Total Discontinued Operations	-	-	(2,563)

LOSS BEFORE INCOME TAXES	(6,160)	(5,387)	(160,777)

Income taxes	-	-	-

NET LOSS	$(6,160)	$(5,387)	$(160,777)

BASIC NET LOSS PER SHARE OF
COMMON STOCK	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,660,000	5,660,000

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2000	3,660,000	$3,660	$50,438	$(71,004)

November 2001: Common stock
issued to acquire assets of
Concrete Casting Incorporated
at $0.001 per share	2,000,000	2,000	-	-

Net loss for the year ended
December 31, 2001	-	-	-	(10,966)

Balance, December 31, 2001	5,660,000	5,660	50,438	(81,970)

Contributed services	-	-	11,500	-

Net loss for the year ended
December 31, 2002	-	-	-	(19,173)

Balance, December 31, 2002	5,660,000	5,660	61,938	(101,143)

Contributed services	-	-	14,462	-

Net loss for the year ended
December 31, 2003	-	-	-	(23,453)

Balance, December 31, 2003	5,660,000	5,660	76,400	(124,596)

Contributed services	-	-	19,573	-

Net loss for the year ended
December 31, 2004	-	-	-	(30,021)

Balance, December 31, 2004	5,660,000	5,660	95,973	(154,617)

Contributed services (unaudited)	-	-	5,315	-

Net loss for the three months
ended March 31, 2005
(unaudited)	-	-	-	(6,160)

Balance, March 31, 2005
(unaudited)	5,660,000	$5,660	$101,288	$(160,777)

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
	For the		October 28,
	Three Months Ended		1987 Through
	March 31,		March 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,160)	$(5,387)	$(160,777)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on impairment of assets	-	-	2,000
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the company	-	-	47
Stock issued for services	-	-	9,600
Contributed services	5,315	3,348	50,850
Amortization	-	-	203
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	-	-
(Increase) in organization costs	-	-	(203)
Increase in accounts payable	-	1,342	1,791
Increase in accounts payable - related party	-	-	42,234
Increase in accrued expenses	845	697	9,804

Net Cash Provided (Used) by Operating
Activities	-	-	(32,700)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	-	-	32,700

Net Cash Provided by Financing Activities	-	-	32,700

NET INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON CASH FINANCING ACTIVITIES

Common stock issued for services	$-	$-	$9,600
Common stock issued for assets	$-	$-	$2,000
Contributed services	$5,315	$3,348	$50,850

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2005 and December 31,2004

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

In order to continue as a going concern, develop a reliable source of revenues and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through sales of common stock, but management cannot provide any assurances the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern depends on its ability to successfully accomplish the plans described in the preceding paragraph, on securing other sources of financing and on obtaining profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUBSEQUENT EVENT

From September 2005 to December 28, 2005, the Company sold 81,000 shares of common stock at the price of $0.25 per share for a total of $20,250.00. The offering was  registered with the U.S. Securities and Exchange Commission on
Form SB-2. The Company hopes to sell additional shares of common stock pursuant to the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

PLAN OF OPERATIONS

Our business plan for the next twelve months is to complete improvements to our manufacturing facility and then begin to manufacture and market our initial products. Our initial product will be an ornate concrete fence post with a drop-in strip rail system. The mold for the fence post is complete and the initial casts of the fence post will be made as soon as our manufacturing facility is ready with all necessary equipment. We project our facility will be ready by the end of February 2006. The remaining equipment needed to manufacture is a hoist for lifting and moving the castings within the shop and a truck with a boom for transporting the finished product. Each fence post will have an estimated weight of approximately 300 pounds. We believe we can obtain the needed equipment, used, for a total of $6,000. We expect to have our initial product produced and delivered to lumberyards and other showrooms by the end of April, 2006.

Also during the next twelve months we expect to develop a mold for our second product which will be a concrete Egyptian style pylon of antiquated design with hieroglyphic face relief. We believe this product will fit well with architectural themes from the antiquities. The mold for this product will take up to $30,000 in machinist time to produce but will last indefinitely when completed. Whether we can complete this mold and produce this product in the next twelve months will depend upon the time availability of our president and money that may or may not be available from the sale of the fence posts.

All work is being performed at the present time by our president. When we begin casting product, we expect to hire one additional employee to help with the casting process.

As of December 29, 2005, we have sufficient cash on hand to complete the capital improvements to our manufacturing facility and to purchase materials to cast our initial product, both of which we expect to accomplish by the end of April 2006. Whether we will be able to produce other molds during the next twelve months will depend upon the sales of our initial product. We plan to expand our business over time as business revenues permit.

As of December 29, 2005 we have cash on hand of $10, 678.96 which is sufficient to see us through to the end of April 2006.  This cash has come from sales of our common stock at the purchase price of $0.25 per share pursuant to an offering registered with the U.S. Securities and Exchange Commission. As of December 28, 2005 we have sold 81,000 shares for a total investment in the Company of $20,250. We should be able to expand our business product offerings more rapidly if we are successful in raising additional capital in this offering.

Forward-Looking Statements:
Many statements in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of December 29, 2005.

ITEM 3 - CONTROLS AND PROCEDURES.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Cordell Henrie. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings and that information required to be disclosed by the Company in reports it files or submits under the Exchange Act are accumulated and communicated to the Company's management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Date: December 29, 2005

CONCRETE CASTING INCORPORATED

By: /s/ Cordell Henrie
Name: Cordell Henrie
Title: Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer