Form 10QSB
period 2005-06-30
CONCRETE CASTING INC
filed 2006-01-06
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-QSB
________________________
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2005

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

(435) 753-0069
(Issurer’s telephone number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

State the number of shares outstanding of each of the registrant's classes of common stock, as of December 28, 2005: 5,660,000 shares of common stock, $.001 par value per share.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2005 and December 31, 2004

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

OTHER ASSETS

Intangible assets, net of an allowance of $2,000	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,791	$1,791
Accounts payable - related party	42,234	42,234
Accrued interest payable - related party	10,649	8,959

Total Current Liabilities	54,674	52,984

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: 50,000,000 shares authorized of
$0.001 par value; 5,660,000 shares issued
and outstanding	5,660	5,660
Additional paid-in capital	105,225	95,973
Deficit accumulated during the development stage	(165,559)	(154,617)
Total Stockholders’ Equity (Deficit)	(54,674)	(52,984)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception on
	For the		For the		October 28,
	Three Months Ended		Six Months Ended		1987 Through
	June 30,		June 30,		June 30,

	2005	2004	2005	2004	2005

REVENUES	-	-	-	-	200

EXPENSES
General and administrative	3,937	9,959	9,252	14,648	150,547
Loss on impairment of asset	-	-	-	-	2,000

Total Expenses	3,937	9,959	9,252	14,648	152,547

NET OPERATING LOSS	(3,937)	(9,959)	(9,252)	(14,648)	(152,347)

OTHER INCOME (EXPENSES)
Interest expense	(845)	(718)	(1,690)	(1,415)	(10,649)

Total Other Income (Expenses)	(845)	(718)	(1,690)	(1,415)	(10,649)

LOSS BEFORE DISCONTINUED
OPERATIONS AND INCOME TAXES	(4,782)	(10,677)	(10,942)	(16,063)	(162,996)

DISCONTINUED OPERATIONS

Loss from discontinued operations	-	-	-	-	(2,563)

Total Discontinued Operations	-	-	-	-	(2,563)

LOSS BEFORE INCOME TAXES	(4,782)	(10,677)	(10,942)	(16,063)	(165,559)

Income taxes	-	-	-	-	-

NET LOSS	$(4,782)	$(10,677)	$(10,942)	$(16,063)	$(165,559)

BASIC NET LOSS PER SHARE OF
COMMON STOCK	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,660,000	5,660,000	5,660,000	5,660,000

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2000	3,660,000	$3,660	$50,438	$(71,004)

November 2001: Common stock
issued to acquire assets of
Concrete Casting Incorporated
at $0.001 per share	2,000,000	2,000	-	-

Net loss for the year ended
December 31, 2001	-	-	-	(10,966)

Balance, December 31, 2001	5,660,000	5,660	50,438	(81,970)

Contributed services	-	-	11,500	-

Net loss for the year ended
December 31, 2002	-	-	-	(19,173)

Balance, December 31, 2002	5,660,000	5,660	61,938	(101,143)

Contributed services	-	-	14,462	-

Net loss for the year ended
December 31, 2003	-	-	-	(23,453)

Balance, December 31, 2003	5,660,000	5,660	76,400	(124,596)

Contributed services	-	-	19,573	-

Net loss for the year ended
December 31, 2004	-	-	-	(30,021)

Balance, December 31, 2004	5,660,000	5,660	95,973	(154,617)

Contributed services (unaudited)	-	-	9,252	-

Net loss for the six months
ended June 30, 2005
(unaudited)	-	-	-	(10,942)

Balance, June 30, 2005
(unaudited)	5,660,000	$5,660	$105,225	$(165,559)

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
	For the		October 28,
	Six Months Ended		1987 Through
	June 30,		June 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(10,942)	$(16,063)	$(165,559)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on impairment of assets	-	-	2,000
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the company	-	-	47
Stock issued for services	-	-	9,600
Contributed services	9,252	8,963	54,787
Amortization	-	-	203
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	-	-
(Increase) in organization costs	-	-	(203)
Increase in accounts payable	-	3,556	1,791
Increase in accounts payable - related party	-	2,129	42,234
Increase in accrued expenses	1,690	1,415	10,649

Net Cash Provided (Used) by Operating
Activities	-	-	(32,700)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	-	-	32,700

Net Cash Provided by Financing Activities	-	-	32,700

NET INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON CASH FINANCING ACTIVITIES

Common stock issued for services	$-	$-	$9,600
Common stock issued for assets	$-	$-	$2,000
Contributed services	$9,252	$8,963	$54,787

The accompanying notes are an integral part of these financial statements.

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

In order to continue as a going concern, develop a reliable source of revenue, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through sales of common stock; but management cannot provide any assurances the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent on its ability to successfully accomplish the plans described in the preceding paragraph, on securing other sources of financing and on obtaining profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUBSEQUENT EVENT

From September 2005 to December 28, 2005, the Company sold 81,000 shares of common stock at the price of $0.25 per share for total proceeds to the Company of $20,250.00. The offering was registered with the U.S. Securities and Exchange Commission on Form SB-2. The Company hopes to sell additional shares of common stock pursuant to the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

PLAN OF OPERATIONS

Our business plan for the next twelve months is to complete improvements to our manufacturing facility and then begin to manufacture and market our initial products. Our initial product will be an ornate concrete fence post with a drop-in strip rail system. The mold for the fence post is complete and the initial casts of the fence post will be made as soon as our manufacturing facility is ready with all necessary equipment. We project our facility will be ready by the end of February 2006. The remaining equipment needed to manufacture is a hoist for lifting and moving the castings within the shop and a truck with a boom for transporting the finished product. Each fence post will have an estimated weight of approximately 300 pounds. We believe we can obtain the needed equipment, used, for a total of $6,000. We expect to have our initial product produced and delivered to lumberyards and other showrooms by the end of April 2006.

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

All work is being performed at the present time by our president. When we begin casting product, we expect to hire one additional employee.

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

As of December 28, 2005 we have cash on hand of $10,678.96 which will see us through to the end of April 2006.  This cash has come from sales of our common stock at the purchase price of $0.25 per share pursuant to an offering registered with the U.S. Securities and Exchange Commission. As of December 28, 2005, we have sold 81,000 shares for a total investment in the Company of $20,250. We should be able to expand our business product offerings more rapidly if we are successful in raising additional capital in the offering.

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