Form 10KSB
period 2004-12-31
CONCRETE CASTING INC
filed 2006-01-17
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No. 333-102684

CONCRETE CASTING INCORPORATED
(Exact name of Registrant as specified in its charter)

NEVADA	87-0451230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

100 Pine Wood Drive, Logan, UT	84321
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (435) 753-0069

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act: none

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    [   ]

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [   ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]      No [ X ]

State issuer’s revenues for its most recent fiscal year. $0.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 8, 2005 is $525,000.

The number of shares of the issuer’s Common Stock outstanding as of December 8, 2005 is 5,660,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

1

PART I

Item 1. Description of Business

GENERAL

Concrete Casting was incorporated on October 28, 1987 pursuant to the laws of the State of Nevada under the name Staco Incorporated. It was organized for the purpose of conducting business as a transfer agent. This business was unsuccessful as a transfer agent and became inactive. The business remained inactive until 2001 during which time it sought to acquire assets or shares of a business operation that had potential for profit. On November 30, 2001, we acquired certain assets from Mr. Cordell Henrie, a sole proprietor doing business as Concrete Casting. Mr. Henrie became and remains the president of Concrete Casting. We changed our name to Concrete Casting Incorporated on January 17, 2002. The assets included drawings, plans and concepts with respect to the design of replicas of antiquities to be cast in concrete and marketed to the U.S. landscaping market. The proceeds of this offering are necessary to obtain the capital necessary to put the concrete products into production.

INDUSTRY OVERVIEW

Concrete is used widely as a building material in the United States. It is highly regarded as a building material because of its beauty as well as its durability. Though generally used for foundation and structural purposes, concrete is also used for decorative and ornamental purposes. The industry of precast concrete products is sometimes described in terms of larger companies that supply prestressed and precast products for larger construction projects as opposed to smaller suppliers of castings for home and garden ornamental purposes.

Large Concrete Suppliers

Large concrete suppliers who provide precast concrete products usually focus on prestressed and precast products used primarily as parts of buildings or highway structures. These products may be used architecturally, such as in a decorative wall of a building, or structurally, such as building walls, frames, floors, roofs or highway bridge beams. Precase concrete products that are prestressed are manufactured by stressing or stretching steel cables, incasing them in concrete, and then releasing the cable after the concrete has hardened. The contraction of the cable compresses the concrete, adding to its strength.

Precast concrete products, which include architectural walls and floor panels, are manufactured by a process similar to the manufacturing process for prestressed concrete products; however, precast products do not contain steel cables that have been stretched to strengthen the concrete. Also, precast products may or may not contain steel bars for reinforcement, depending upon the intended use of the precast products and the related specifications.

Mid-range and Smaller Companies

Mid-range and smaller companies who supply precast concrete products often focus on ecorative windows, doors, headers, balusters, posts, columns, wallcaps, coping and other custom products. They also supply products for gardens, courtyards and building surroundings appointed with concrete fixtures. Even though some companies supplying these products may be quite large, they are typically not companies that own their own batch plants and provide precast products for highway construction and the like.

Many companies who provide home and garden ornamental concrete products are very small. Some belong to hobbyists who operate out of their garages. The market is easy to enter. All it requires is a mold and the ingredients for concrete which is sand, water and Portland cement. There are many suppliers of molds for this industry in the U.S. and Canada. However, even though the process seems simple, the know how to mix the ingredients properly and accomplish a pour under the right conditions to achieve a beautiful and strong product requires significant skill acquired over time.

Our Strategy

Molds typically used by small manufactures can be purchased from between $20.00 and several hundred dollars. The are generally made out of substances such as fiberglass or rubber, have rounded contours and break down after a certain number of uses. Our molds will be manufactured by us at a cost of between $30,000.00 and $40,000.00 each. They will be made out of steel and should last indefinitely. Instead of rounded contours, they will contain hundreds of sharp angle, detailed relief so as to create a hieroglyphic or other ancient writing effect. Our molds will be created out of individually machined parts. The creation of the individually machined parts and the assembly of hundreds of small parts onto the mold will take extensive working time thus generating the cost of the mold. We believe this will provide us with a market niche that we can develop. During the past 25 years, our president has been in the building and building materials industry. During this time, he has had inquiries regarding the types of products Concrete Casting will produce. As he looked for these products, he was unable to locate them. This led him to spend significant time over a number of years developing the concept. While small companies seem to be unable to develop the molds for these products, large companies seem to be unwilling to because of the perception that the demand for the product does not justify the expense of developing the molds. Because of the interest in our type of product that has been communicated to our president, we believe a market does exist for the product that will manifest itself once the products are available.

THE CASTING PROCESS

The casting of cement and concrete is an art form that has existed since ancient time and continues today. Casting techniques used today are those that are easy to use and yield the greatest potential for profitability for the mass producers of concrete castings.

All castings involve the use of a mold that conforms the shape of the concrete until it solidifies. Molds can be as simple as a box that yields a solid block of concrete or as intricate as a mold that produces a statue. The utility of a particular mold will depend upon how easy it is to make, how easy it is to use and how durable it is for purposes of making repeated castings.

Casting a three dimensional object using a mold presents various challenges. If the desired object has detail on all sides and it is also desired that the object is formed from a single pour of concrete, the mold is sometimes destroyed when removing it from the casted object. The alternative is to cast the object in sections and assembling them after the concrete hardens or to build the mold in sections and disassemble the mold to release the casting.

Modern castings involve a great deal of flat surfaces and rounded curves for ease of casting. More detailed castings such as statuary and ornate benches or birdbaths are still characterized by rounded curves and sloping lines and do not sport the sharp relief necessary to create the appearance of hieroglyphic s or other intricate detail. The molds for more detailed castings are normally made of fiberglass or rubber. Fiberglass and rubber is easily fashioned but lacks durability for many castings.

The casting process typically involves coating the inside of the mold with oil or a commercial release agent. The concrete is then poured into the mold and allowed to set. The casting is then released from the mold and allowed to cure. The ease of releasing the casting from the mold and the success of the release agent in creating a smooth concrete surface is essential to a successful casting operation.

THE PRODUCT

In 1991, Cordell Henrie, our president, conceived the concept of a multi stage, four side release concrete casting mold for casting stand alone, decorative, concrete figures. The mold is designed with four separate sides that each detach from the casting independently of the other three sides. The mold allows a single pour of concrete to form a three dimensional object which is easily released from the mold. The mold is made of steel. The steel used in the mold releases smoothly from the concrete and leaves a smooth finish on the casting. The use of steel has allowed the creation of intricate detail in and casting and produced a mold that could last indefinitely.

Mr. Henrie has now spent 12 years developing and testing the concept. The majority of his work during this time has been in building a test mold. The mix of the concrete necessary to fill in the detail of the mold and yet be durable has also been tested during this time. Numerous testings of small mixings of concrete components have taken place to develop the texture of the concrete mix necessary to fill out the detail of the mold while retaining the necessary strength of the cast. There have been approximately 8 pours of the entire mold or of a full section of the mold during this testing process to test the detail, the durability of the cast and of the ability of the mold to release the cast.

The detail we have been able to accomplish will allow us to produce concrete products based on architectural themes from the antiquities. Modern landscape architecture sometimes uses themes from the antiquities to create the feel of ancient cities or landscapes that were built with stone and cement. We believe we can produce products that will lend itself to this market. Mr. Henrie has not applied for a patent on his concept.

PRODUCT DEVELOPMENT

We obtain design ideas by visiting estates, parks and historical sites that have used themes from the antiquities for landscaping and decorative purposes. Our president then researches a particular design idea using library source material and determines whether it can be produced with the casting techniques he has developed. He also determines how difficult it will be to produce the mold and the likely acceptance of the design by the consuming public. Our president then builds the mold.

At the present time, Concrete Casting plans on initiating its production with an ornate concrete fencepost. We could offer more products during the next twelve months depending upon the acceptance of our initial product by the market place. For example, if our initial product is readily accepted, we will not spend a significant amount of time marketing the initial product and we will immediately go on to the development of additional designs. If on the other hand it takes substantial effort to integrate our first product into the marketplace, we will spend much of our time marketing our initial design during the first twelve months and not make additional offerings until the following year.

The mold is built through a steel fabrication process. Parts are individually milled and then welded or otherwise put in place with fasteners. Each wall of the four sided mold is built separately with all necessary detail on each wall. The mold is then tested and a prototype cast is made. Brochures and other marketing materials will then be made from photo's of the prototype. The finished product will not be cast until it has been ordered. It will then be cast and shipped.

Raw materials for our casting process are readily available and consist mainly of sand, Portland cement and concrete drying agents. We obtain these supplies from Castalite Masonry and Supply in Logan, Utah. Steel and welding materials used to fabricate molds are obtained from IPACO in Logan, Utah.

During the past two years our research and development has consisted of the ongoing experimental casting and mold development conducted by our president. Materials used included materials contributed to Concrete Casting in November, 2001, which were booked at no value.

As noted above, initially products will not be cast until they have been ordered. An ordered product will then be cast and shipped. If in the future a steady demand for our products develops, it may become necessary for us to make an inventory of products so they can be shipped on demand. We estimate production costs of a product consisting of material and labor to be approximately $40 per item and total warehouse space to store inventory to total $500 per month. This will increase our need for working capital. We do not, however, anticipate the need for an extensive inventory of our products in the foreseeable future.

MARKETING STRATEGY

Due to the exclusive nature of our products, our marketing will be directed specifically toward those businesses and persons who have the potential of using our products. Our marketing efforts will include the following:

•	Production of brochures for distribution to regional landscape and architectural design firms;
•	Booth displays at annual national concrete product symposium;
•	Information and product displays at regional home and garden shows;
•	Sales through existing, landscape oriented businesses; and
•	Marketing and sales by use of the Internet.

We believe the ultimate success of our business will depend upon our ability to develop strategic alliances with building and landscaping businesses who have an established clientele that may have an interest in our products. The intended relationship with these businesses will be to have them promote our products through their distribution channels. Specific businesses with whom we hope to reach distribution agreements include local and regional lumberyards and landscaping companies. We intend to pursue distribution agreements once we have our initial product ready to market. We have no agreements or understandings with any potential distributors at the present time.

Any marketing by use of the Internet will occur after our products are established through building and landscaping business sales. We have no plans at this time to develop our own website but will offer our products through websites of Internet product distribution companies. We have no contracts or agreements with any such distribution companies at the present time.

COMPETITION

We face the competition of other concrete casting companies which are normally large companies that have resources superior to ours. They generally produce in great quantity, products having less detail than ours. We intend to compete with such companies by producing products that are more detailed and that are more customized, therefore not having such a wide distribution potential. For example, a construction project decorated with concrete may have hand railings about the grounds supported by thousands of rounded balusters and posts mass produced by a large concrete caster. The same project would probably not be interested in more than one ancient style pylon to decorate a garden area. Where a large producer would be interested a sale of thousands of balusters to one project, it is our belief that it would not be as interested in investing in the extensive work necessary to create a detailed pylon for which the potential sale to a project would not be more than one concrete piece. We believe that because of the more limited market appeal of our products, larger companies will not be interested in developing this market thereby allowing us to create a niche market for ourselves.

We will also face the competition of companies that produce concrete type looking products for landscaping purposes out of plastic. We will compete with these companies by promoting the durability and quality of the actual concrete product itself.

GOVERNMENT REGULATION

We are subject to all of the government regulations that regulate businesses generally. We are not aware of any government regulations that are specific to the concrete casting business. We anticipate that our products will be marketed over a wide geographic area involving several states and eventually many of the states in the United States. Accordingly, we will be subject to any rules regulating interstate commerce that may apply to us. Also, it is possible we will eventually market our products via the Internet. We are not aware of any government regulations that would regulate such Internet advertising at the present time. However, there is a risk that our activities and the Internet generally may become the subject of government regulation in the future or that governments will interpret their laws as having jurisdiction over Internet advertising. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise have a harmful effect on our business.

Item 2. Description of Property

The business operations of Concrete Casting are located at 100 Pine Wood Drive, Logan, Utah 84321. At that location, minimal office space and approximately 900 square feet of manufacturing shop space is being made available by our president as an accommodating to Concrete Casting. Upon receipt of funding from this offering, we intend to lease other manufacturing facilities that management believes will be readily available at an acceptable cost. Concrete Casting does not own or lease any real property at the present time.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the share holders during the fiscal year ended December 31, 2004.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

NO PRESENT PUBLIC MARKET

There is no public market for our common stock.

OPTION, WARRANTS AND REGISTRATION RIGHTS

We have no outstanding options or warrants to purchase, or securities convertible into, common equity of Concrete Casting. There are no shares Concrete Casting has agreed to register under the Securities Act for sale by security holders.

RULE 144 SHARES

A total of 2,000,000 shares of our common stock is available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Act.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1. 1% of the number of shares of the company's common stock then outstanding which, in our case equals 56,600 shares as of the date of this prospectus; or

2. The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least 2 years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. There are 3,660,000 common shares of Concrete Casting that may be sold at the present time under Rule 144(k).

The Division of Corporate Finance of the Securities and Exchange Commission has taken the position that promoters or affiliates of a blank check company and their transferees would act as underwriters under the Securities Act of 1933 when reselling the securities of the blank check company and that the securities could only be resold through a registered offering and that Rule 144 would not be available for those resale transactions. Accordingly, Rule 144 may not be available for the resale of all issued and outstanding shares of Concrete Casting.

PENNY STOCK RULES

The Securities Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and significance of the spread between the "bid" and "ask" price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	contains such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer:

•	with bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules and because many broker-dealers refuse to enter into penny stock transactions rather than comply with the rules. Therefore, stockholders may have difficulty selling those securities.

HOLDERS OF OUR COMMON STOCK

As of the date of this registration statement, we have 57 registered shareholders.

DIVIDENDS

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends. We do not plan to declare any dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

All work is being performed at the present time by our president. When we begin to cast product, we expect to hirer one additional employee to help with the casting process.

Whether we will be able to procede with our business plan including without limitation the production of additional molds beyond our fence post mold that is already completed, during the next twelve months will depend upon the sales of our initial product, the fence post. We plan to expand our business over time as business revenues permit and as proceeds from the sale of equity capital permit.

Item 7. Financial Statements

CONCRETE CASTING INCORPORATED
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2004

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Concrete Casting Incorporated
(A Development Stage Company)
Logan, Utah

We have audited the accompanying balance sheet of Concrete Casting Incorporated (a development stage company) as of December 31, 2004 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and from inception on October 28, 1987 through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concrete Casting Incorporated (a developmental stage company) as of December 31, 2004 and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 and from inception on October 28, 1987 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had no business operations since inception and no established source of revenue which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
October 25, 2005

CONCRETE CASTING INCORPORATED
(A Development State Company)
Balance Sheet

ASSETS

December 31,
2004

CURRENT ASSETS

Cash	$-

Total Current Assets	-

OTHER ASSETS

Intangible assets, net of impairment of $2,000 (Note 4)	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,791
Payables-related parties (Note 2)	42,234
Accrued interest-related parties (Note 2)	8,959

Total Current Liabilities	52,984

TOTAL LIABILITIES	52,984

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: 50,000,000 shares authorized of $0.001
par value, 5,660,000 shares issued and outstanding	5,660
Additional paid-in capital	95,973
Deficit accumulated during the development stage	(154,617)

Total Stockholders’ Equity (Deficit)	(52,984)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development State Company)
Statements of Operations

			From
			Inception on
			October 28,
	For the Years Ended		1987 Through
	December 31,		December 31,
	2004	2003	2004

REVENUE	$-	$-	$200

EXPENSES

General and administrative	27,067	20,931	141,295
Loss on impairment of asset	-	-	2,000

Total Expenses	27,067	20,931	143,295

OPERATING LOSS	(27,067)	(20,931)	(143,095)

OTHER EXPENSES

Interest expense	(2,954)	(2,522)	(8,959)

Total Other Expenses	(2,954)	(2,522)	(8,959)

LOSS BEFORE DISCONTINUED
OPERATIONS AND INCOME TAXES	(30,021)	(23,453)	(152,054)

DISCONTINUED OPERATIONS

Loss from discontinued operations	-	-	(2,563)

Total Discontinued Operations	-	-	(2,563)

LOSS BEFORE INCOME TAXES	(30,021)	(23,453)	(154,617)

Income taxes	-	-	-

NET LOSS	$(30,021)	$(23,453)	$(154,617)

BASIC LOSS PER SHARE OF
COMMON STOCK	$(0.01)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,660,000	5,660,000

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development State Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, October 28, 1987	-	$-	$-	$-

October 1987: Common Stock
issued for cash at
$0.002 per share	650,000	650	650	-

Net loss for the period ended
December 31, 1987	-	-	-	(1,540)

Balance, December 31, 1987	650,000	650	650	(1,540)

Net loss for the year ended
December 31, 1988	-	-	-	(241)

Balance, December 31, 1988	650,000	650	650	(1,781)

Net loss for the year ended
December 31, 1989	-	-	-	(41)

Balance, December 31, 1989	650,000	650	650	(1,822)

Net loss for the year ended
December 31, 1990	-	-	-	(741)

Balance, December 31, 1990	650,000	650	650	(2,563)

December 1991: Common stock
issued for cash at
$0.01 per share	2,600,000	2,600	23,400	-

Net loss for the year ended
December 31, 1991	-	-	-	(2,537)

Balance, December 31, 1991	3,250,000	3,250	24,050	(5,100)

Net loss for the year ended
December 31, 1992	-	-	-	(24,190)

Balance, December 31, 1992	3,250,000	3,250	24,050	(29,290)

Net loss for the year ended
December 31, 1993	-	-	-	(478)

Balance, December 31, 1993	3,250,000	$3,250	$24,050	$(29,768)

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development State Company)
Statements of Stockholders' Equity (Deficit) (Continuted)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1993	3,250,000	$3,250	$24,050	$(29,768)

Net loss for the year ended
December 31, 1994	-	-	-	(2,767)

Balance, December 31, 1994	3,250,000	3,250	24,050	(32,535)

Net loss for the year ended
December 31, 1995	-	-	-	(3,038)

Balance, December 31, 1995	3,250,000	3,250	24,050	(35,573)

July 1996 : Common stock
issued for forgiveness of debt
at $0.08 per share	150,000	150	11,601	-

July 1996 : Common stock
issued for services at $0.08
per share	120,000	120	9,480	-

Net loss for the year ended
December 31, 1996	-	-	-	(13,751)

Balance, December 31, 1996	3,520,000	3,520	45,131	(49,324)

Expenses paid on behalf of
company by shareholder	-	-	47	-

Net loss for the year ended
December 31, 1997	-	-	-	(424)

Balance, December 31, 1997	3,520,000	3,520	45,178	(49,748)

July 1998: Common stock
issued for services at
$0.05 per share	100,000	100	4,900	-

Net loss for the year ended
December 31, 1998	-	-	-	(4,494)

Balance, December 31, 1998	3,620,000	3,620	50,078	(54,242)

January 1999: Common stock
issued for services at $0.01
per share	40,000	40	360	-

Net loss for the year ended
December 31, 1999	-	-	-	(603)

Balance, December 31, 1999	3,660,000	$3,660	$50,438	$(54,845)

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development State Company)
Statements of Stockholders' Equity (Deficit) (Continuted)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1999	3,660,000	$3,660	$50,438	$(54,845)

Net loss for the year ended
December 31, 2000	-	-	-	(16,159)

Balance, December 31, 2000	3,660,000	3,660	50,438	(71,004)

November 2001:Common stock
issued to acquire assets of
Concrete Casting Incorporated
at $0.001 per share	2,000,000	2,000	-	-

Net loss for the year ended
December 31, 2001	-	-	-	(10,966)

Balance, December 31, 2001	5,660,000	5,660	50,438	(81,970)

Contributed services	-	-	11,500	-

Net loss for the year ended
December 31, 2002	-	-	-	(19,173)

Balance, December 31, 2002	5,660,000	5,660	61,938	(101,143)

Contributed Services	-	-	14,462	-

Net loss for the year ended
December 31, 2003	-	-	-	(23,453)

Balance, December 31, 2003	5,660,000	5,660	76,400	(124,596)

Contributed Services	-	-	19,573	-

Net loss for the year ended
December 31, 2004	-	-	-	(30,021)

Balance, December 31, 2004	5,660,000	$5,660	$95,973	$(154,617)

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development State Company)
Statements of Cash Flows

			From
			Inception on
			October 28,
	For the Years Ended		1987 Through
	December 31,		December 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(30,021)	$(23,453)	$(154,617)
Adjustments to reconcile net loss to net cash
Used in operating activities	:
Loss on impairment of assets	-	-	2,000
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the company	-	-	47
Stock issued for services	-	-	9,600
Contributed services	19,573	14,462	45,535
Amortization	-	-	203
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	10	-
(Increase) in organization costs	-	-	(203)
Increase in accounts payable	85	765	1,791
Increase in accounts payable-related party	7,409	5,694	42,234
Increase in accrued expenses	2,954	2,522	8,959

Net Cash Used in Operating Activities	-	-	(32,700)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	-	32,700

Net Cash Provided in Financing Activities	-	-	32,700

NET CHANGE IN CASH	-	-	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services	$-	$-	$9,600
Common stock issued for assets	$-	$-	$2,000
Contributed services	$19,573	$14,462	$45,535

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND HISTORY

Concrete Casting Incorporated (formerly Staco Incorporated) (the Company) was organized under the laws of the State of Nevada on October 28, 1987. The Company was organized for the purpose of pursing the business of stock transfer and register agent and conducted limited activity until operations ceased. Since that time the Company has been seeking new business opportunities and is classified as a development stage company as defined in SFAS No. 7. The Company is seeking potential business ventures. The Company has, at the present, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. During 2001, the Company changed its name from Staco Incorporated to Concrete Casting Incorporated.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

The Company has no material operations to date and its accounting policies and procedures have not been determined, except as follows:

a. Accounting Method

The Company uses the accrual method of accounting and has selected a calendar year end.

b. Basic Loss Per Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

	For the Years Ended
	December 31,
	2004	2003

Numerator - loss	$(30,021)	$(23,453)

Denominator - weighted average
number of shares outstanding	5,660,000	5,660,000

Loss per share	$(0.01)	$(0.00)

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004 and 2003

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (Continued)

c. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

	2004	2003
Deferred tax assets
NOL Carryover	$50,485	$47,600
Related Party Accruals	3,495	2,300

Deferred tax liabilities:	-	-

Valuation allowance	(53,980)	(49,900)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

	2004	2003
Book loss	$(11,708)	$(9,147)
Contributed Services	7,633
Other	(5)
Valuation allowance	4,080	9,147

$-		$-

At December 31, 2004, the Company had net operating loss carryforwards of approximately $129,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004 and 2003

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (Continued)

d. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Related Party Transactions

Management Compensation - For the years ended December 31, 2004 and 2003, the Company did not pay any compensation to any of its officers or directors. During the years ended December 31, 2004 and 2003, an officer of the Company and an attorney contributed a total of $19,573 and $14,462, respectively, in services to the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home mailing address, as needed, at no expense to the Company.

Payable - Related Parties - During 2004 and 2003, shareholders of the company lent the Company $7,409 and $5,692 respectively, to cover current expenses. Interest is being imputed on the notes at 8%. At December 31, 2004, the Company owed $42,234 to shareholders with accrued interest of $8,959.

NOTE 3 - COMMON STOCK TRANSACTIONS

There were no common stock transactions during 2004 and 2003.

NOTE 4 - INTANGIBLE ASSETS

On November 30, 2001, the Company signed an asset purchase with an individual doing business as Concrete Casting, a sole proprietorship (“Concrete”).

The Company issued 2,000,000 shares of its common stock to acquire certain intangible assets of Concrete. Those assets were all drawings, plans and concepts developed by Concrete with respect to the design of replicas of antiquities to be cast in concrete and marketed to the U.S. landscaping market. All methods and techniques developed by Concrete related to the casting of concrete for the purpose of casting replicas of antiquities and any proprietary right to the name Concrete Casting that Concrete may have for such name. The shares that were issued to purchase the assets were recorded at par value ($0.001) per share. Impairment of $2,000 was taken because cash flows from future operations could not be determined.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004 and 2003

NOTE 5 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had no significant operations since inception.

These factors create uncertainty about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The ability of the Company to continue as a going concern is also dependent upon its ability to successfully raise any necessary additional funds not provided by operations through additional sale of its common stock. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 -  NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the year ended December 31, 2004, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) “Share-based payment”. SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity” which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004 and 2003

NOTE 6 -  NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

SFAS No. 151 -- In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs”. SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.

SFAS No. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS 153) “Exchange of Non-monetary assets”. This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company’s financial position or results of operations.

FASB Interpretation No. 46(R) -- In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on accounting or financial disclosures.

Item 8A. Controls and Procedures.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Cordell Henrie, who holds both positions. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings and that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None
PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth the names, ages, and positions with Concrete Casting for each of the directors and officers of Concrete Casting.

Name	Age Position (1)

Cordell Henrie	50
CEO, President and Director (2)

Greg Stuart	50
Secretary, treasurer and Director (2)

(1) All executive officers are elected by the Board and hold office until the next Annual Meeting of shareholders and until their successors are elected and agree to serve.

(1) Mr. Henrie became an officer and a director of Concrete Casting on November 30, 2001. Mr. Stuart became an officer and a director of Concrete Casting on December 20, 2002. Following is certain biographical information on our officers and directors.

CORDELL HENRIE. From 1992 to the present, Mr. Henrie has been employed by Cache Valley Builders Supply in Logan, Utah as a client construction consultant. His duties include estimating, C.A.D. project drafting, site verification and retail sales of construction materials. From 1978 to 1992, Mr. Henrie was a site foreman for commercial and residential construction. Mr. Henrie has committed to spend up to 20 hours per week on the business operations of Concrete Casting.

GREG STUART. From 1999 to the present, Mr. Stuart has been employed as a salesman by Consolidated Realty Group, a real estate brokerage company in Salt Lake City, Utah, where he is active in industrial real estate acquisition, development, financing and leasing. From 1979 to 1999, Mr. Stuart was the president of Commerce Properties, a company he co-founded. Commerce Properties merged with Consolidated Realty Group in 1999. Mr. Stuart devotes his business time to Concrete Casting on an as needed basis up to four hours per week.

TERM OF OFFICE

Our Directors are appointed for terms of one year to hold office until the next annual general meeting of the holders of our common stock, as provided by the Nevada Revised Statutes, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officers and directors described above.

Section 16(A) Beneficial Ownership Reporting Compliance

There are no persons affiliated with the Company required to file reports under Section 16(a) of the Securities Exchange Act of 1934.

Item 10. Executive Compensation

The following table sets forth certain information as to our officers and directors.

Annual Compensation Table

		Annual Compensation				Long Term Compensation
Name	Title	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation

Cordell Henrie	CEO, President Director	2002 2003 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Greg Stuart	Secretary Treasurer Director	2002 2003 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
DIRECTOR COMPENSATION

There are no standard arrangements pursuant to which directors are compensated for services rendered to Concrete Casting. It is possible that Concrete Casting will compensate its directors in the future either in cash or stock for services as directors. However, no such arrangements are in place at the present time and none have been promised.

EMPLOYMENT AGREEMENTS

No officer or director has an employment agreement with Concrete Casting at the present time. Under an oral arrangement, our president is receiving at the present time compensation of $1,000.00 per month which began with the month ending September 30, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of December 8, 2005 and by the officers and directors of Concrete Casting as a group.

	Common	Percent of
Name and Address	Shares	Class (1)

Cordell Henrie	2,000,000	35.3%
100 Pine Wood Drive
Logan, Utah 84321

Greg Stuart	0	0%
175 E. 400 S., Suite 700
Salt Lake City, Utah 84111

Thomas E. Hofer	750,000	13.3%
P.O. Box 3431
Carefree, Arizona 85377

Jeff W. Holmes	800,000	14.1%
8555 East Voltaire Ave.
Scottsdale, Arizona 85260

Shirl Ann Klein	300,000	5.3%
616 152nd Place S.W.
Alderwood Manor, WA 98037

All executive officers and directors	2,000,000	35.3%
as a group (two)

Item 12. Certain Relationships and Related Transactions

There have been no transactions by the company within last two years where either the company as an issuer, or a director, officer or shareholder of the company, had an indirect or direct interest except as follows:

On November 30, 2001, Concrete Casting entered into an asset purchase agreement with Cordell Henrie, our president, who was doing business as, Concrete Casting, a sole proprietorship ("Concrete"). We issued 2,000,000 shares of our common stock to acquire certain intangible assets of Concrete. Those assets were all drawings, plans and concepts developed by Concrete with respect to the design of replicas of antiquities to be cast in concrete and marketed to the U.S. landscaping market. The shares were issued at par value of $0.001 per share for total consideration of $2,000.

PART IV

Item 13. Exhibits

Exhibits

14.1	Code of Ethics

31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2003 was approximately $2,900. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2004 was approximately $2,600.

Audit-related Fees. Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2003 and 2004.

All other Fees. The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2003 and 2004 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCRETE CASTING INCORPORATED

By:  /s/  Cordell Henrie
Cordell Henrie, Chief Executive Officer

Date: December 16, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/  Cordell Henrie
Cordell Henrie, Director and
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
Date: December 16, 2005

By:        /s/   Greg Stuart
Greg Stuart, Director
Date: December 16, 2005