Form 10QSB
period 2005-09-30
CONCRETE CASTING INC
filed 2006-02-21
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-QSB/A
________________________
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-102684

CONCRETE CASTING INCORPORATED
(Exact name of Registrant as specified in its charter)

NEVADA	87-0451230
(State or other Jurisdiction of	(IRS Employer I.D. No.)
Incorporation or organization)

1688 E. 1460 N., Logan, Utah 84341
(Address of principal executive offices)

(435) 753-0069
(Issurer’s telephone number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2004: 5,660,000 shares of common stock, $.001 par value per share.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2005 and December 31, 2004

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)

CURRENT ASSETS

Cash	$15,200	$-

Total Current Assets	15,200	-

FIXED ASSETS

Leasehold improvements, net of accumulated
amortization of $ - 0 -	4,925	-

OTHER ASSETS
Intangible assets, net of impairment of $2,000	-	-

TOTAL ASSETS	$20,125	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$6,919	$1,791
Payables - related parties (Note 2)	45,138	42,234
Accrued interest - related parties (Note 2)	11,523	8,959

Total Liabilities	63,580	52,984

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares
authorized; 5,660,000 shares issued and outstanding	5,660	5,660
Additional paid-in capital	124,528	95,973
Common stock subscribed; 60,000 shares at $0.25 per
share; fully paid but not issued	60	-
Deficit accumulated during the development stage	(173,703)	(154,617)

Total Stockholders' Equity (Deficit)	(43,455)	(52,984)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$20,125	$-

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception on
	For the		For the		October 28,
	Three Months Ended		Nine Months Ended		1987 Through
	September 30,		September 30,		September 30,

	2005	2004	2005	2004	2005

REVENUES	$-	$-	$-	$-	$200

EXPENSES
General and administrative	7,270	8,588	16,522	23,237	157,817
Loss on impairment of asset	-	-	-	-	2,000

Total Expenses	7,270	8,588	16,522	23,237	159,817

NET OPERATING LOSS	(7,270)	(8,588)	(16,522)	(23,237)	(159,617)

OTHER EXPENSES
Interest expense	(874)	(743)	(2,564)	(2,158)	(11,523)

Total Other Expenses	(874)	(743)	(2,564)	(2,158)	(11,523)

LOSS BEFORE DISCONTINUED
OPERATIONS AND INCOME TAXES	(8,144)	(9,331)	(19,086)	(25,395)	(171,140)

DISCONTINUED OPERATIONS

Loss from discontinued operations	-	-	-	-	(2,563)

Total Discontinued Operations	-	-	-	-	(2,563)

LOSS BEFORE INCOME TAXES	(8,144)	(9,331)	(19,086)	(25,395)	(173,703)

Income taxes	-	-	-	-	-

NET LOSS	$(8,144)	$(9,331)	$(19,086)	$(25,395)	$(173,703)

BASIC NET LOSS PER SHARE OF
COMMON STOCK	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,660,000	5,660,000	5,660,000	5,660,000

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional	Common	During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage

Balance, December 31, 2000	3,660,000	$3,660	$50,438	$-	$(71,004)

November 2004 - Common stock
issued to acquire assets of
Concrete Casting Incorporated
at $0.001 per share	2,000,000	2,000	-	-	-

Net loss for the year ended
December 31, 2001	-	-	-	-	(10,966)

Balance, December 31, 2001	5,660,000	$5,660	$50,438	$-	$(81,970)

Contributed services	-	-	11,500	-	-

Net loss for the year ended
December 31, 2002	-	-	-	-	(19,173)

Balance, December 31, 2002	5,660,000	5,660	61,938	-	(101,143)

Contributed services	-	-	14,462	-	-

Net loss for the year ended
December 31, 2003	-	-	-	-	(23,453)

Balance, December 31, 2003	5,660,000	5,660	76,400	-	(124,596)

Contributed services	-	-	19,573	-	-

Net loss for the year ended
December 31, 2004	-	-	-	-	(30,021)

Balance, December 31, 2004	5,660,000	5,660	95,973	-	(154,617)

Contributed services (unaudited)	-	-	13,615	-	-

Common stock subscribed and
paid in full; not issued as of
September 30, 2005;
60,000 shares at $0.25 (unaudited)	-	-	14,940	60	-

Net loss for the nine months
ended September 30, 2005
(unaudited)	-	-	-	-	(19,086)

Balance, September 30, 2005
(unaudited)	5,660,000	$5,660	$124,528	$60	$(173,703)

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

					From
					Inception on
	For the		For the		October 28,
	Three Months Ended		Nine Months Ended		1987 Through
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,144)	$(9,331)	$(19,086)	$(25,395)	$(173,703)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on impairment of asset	-	-	-	-	2,000
Stock issued for forgiveness of debt	-	-	-	-	11,751
Expenses paid on behalf of the company	-	-	-	-	47
Stock issued for services	-	-	-	-	9,600
Contributed services	4,363	7,279	13,615	16,243	59,150
Amortization	-	-	-	-	203
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	-	-	-	-
(Increase) in organization costs	-	-	-	-	(203)
Increase in accounts payable	5,128	901	5,128	4,457	6,919
Increase in accounts payable - related party	2,904	408	2,904	2,537	45,138
Increase in accrued interest - related party	874	743	2,564	2,158	11,523

Net Cash Provided (Used) by Operating
Activities	5,125	-	5,125	-	(27,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of leasehold improvements	(4,925)	-	(4,925)	-	(4,925)

Net Cash Used in Investing Activities	(4,925)	-	(4,925)	-	(4,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	-	-	32,700
Common stock subscribed, not issued	15,000	-	15,000	-	15,000

Net Cash Provided by Financing Activities	15,000	-	15,000	-	47,700

NET INCREASE IN CASH	15,200	-	15,200	-	15,200

CASH AT BEGINNING OF PERIOD	-	-	-	-	-

CASH AT END OF PERIOD	$15,200	$-	$15,200	$-	$15,200

CASH PAID FOR:

Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

SCHEDULE OF NON CASH FINANCING ACTIVITIES

Common stock issued for services	$-	$-	$-	$-	$9,600
Common stock issued for assets	$-	$-	$-	$-	$2,000
Contributed services	$4,363	$7,279	$13,615	$16,243	$59,150

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005 and December 31, 2004

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - RELATED PARTY TRANSACTIONS

On September 1, 2005 the Company entered into a Consulting Agreement with one of its officers whereby the officer agreed to provide consulting services as directed by the board of directors of the Company including, but not limited to, the casting of concrete products, the supervision of any personnel hired for the purposes of casting concrete products, and consultation on other matters in regards to developing and promoting the business enterprises of the Company. The officer will be considered an independent contractor. The Agreement calls for a monthly payment of $700 over a period of three years, and is renewable thereafter on a month-to-month basis.

On September 1, 2005 the Company entered into a Lease Agreement with one of its officers whereby the Company agreed to lease a building owned by the officer to be used by the Company for shop and warehouse purposes. The term of the agreement is for three years, and calls for a monthly payment of $300. The lease automatically converts to a month-to-month tenancy thereafter until terminated by either of the parties.

NOTE 3 - COMMON STOCK TRANSACTIONS

During the three-month period ended September 30, 2005, the Company accepted subscriptions from two individuals for the purchase of a total of 60,000 shares of Common stock at a price of $0.25 per share for total proceeds to the Company of $15,000. The subscriptions were accepted by the Company and were paid in full as of September 30, 2005. Certificates representing the Common shares subscribed had not been issued as of September 30, 2005.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005 and December 31, 2004

NOTE 4 - COMMITMENTS AND CONTINGINCIES

The Company has a non-cancelable operating lease for its facilities. The lease agreement requires a monthly payment of $300 and expires August 31, 2008. Rent expense for the three-month period ended September 30, 2005 was $300.

Future minimum lease payments for the facilities lease are as follows:

Payments Due During the Year
Ended December 31,	Amount

2005	$ 900
2006	3,600
2007	3,600
2008	2,400

Total	$ 10,500

NOTE 5 -	GOING CONCERN

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

As of February 6, 2006, we have sufficient cash on hand to complete the capital improvements to our manufacturing facility and to purchase materials to cast our initial product, both of which we expect to accomplish by the end of April, 2006. Whether we will be able to produce other molds during the next twelve months will depend upon the sales of our initial product. We plan to expand our business over time as business revenues permit.

As of February 6, 2006, we have cash on hand of $7,801.96 which will see us through to the end of April, 2006. This cash has come from sales of our common stock at the purchase price of $0.25 per share pursuant to an offering registered with the U.S. Securities and Exchange Commission. As of February 6, 2006, we have sold 93,000 shares for a total investment in the Company of $23,250. We should be able to expand our business product offerings more rapidly if we are successful in raising additional capital in the offering.

Forward-Looking Statements:

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of February 6, 2006.

ITEM 3 - CONTROLS AND PROCEDURES.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Cordell Henrie. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are accumulated and communicated to the Company's management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

Date: February 17, 2006

CONCRETE CASTING INCORPORATED

By: /s/ Cordell Henrie
Name: Cordell Henrie
Title: Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer