Form 10KSB
period 2005-12-31
CONCRETE CASTING INC
filed 2006-04-07
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year. $0.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of March 31, 2006 is $525,000.

The number of shares of the issuer’s Common Stock outstanding as of March 31, 2006 is 5,774,000.

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

MARKETING STRATEGY

Due to the exclusive nature of our products, our marketing will be directed specifically toward those businesses and persons who have the potential of using our products. Our marketing efforts will include the following:

1	Production of brochures for distribution to regional landscape and architectural design firms;
2	Booth displays at annual national concrete product symposium;
3	Information and product displays at regional home and garden shows;
4	Sales through existing, landscape oriented businesses; and
5	Marketing and sales by use of the Internet.

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

Item 2. Description of Property

The business operations of Concrete Casting are located at 60 South 500 East, Logan, Utah. At that location, approximately 900 square feet of manufacturing shop space is leased from our president. Concrete Casting has a three year lease for those facilities and pays rent of $300.00 per month. Concrete Casting does not own or lease any other real property at the present time.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the share holders during the fiscal year ended December 31, 2005.

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

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1. 1% of the number of shares of the company's common stock then outstanding which, in our case equals 57,740 shares as of the date of this report; or

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which:

1	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
2
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws;

3	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and significance of the spread between the "bid" and "ask" price;
4	contains a toll-free telephone number for inquiries on disciplinary actions;
5	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
6	contains such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer:

1	with bid and offer quotations for the penny stock;
2	the compensation of the broker-dealer and its salesperson in the transaction;
3	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
4	monthly account statements showing the market value of each penny stock held in the customer's account.

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

HOLDERS OF OUR COMMON STOCK

As of the date of this registration statement, we have 64 registered shareholders.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

PLAN OF OPERATIONS

Our business plan for the next twelve months is to complete improvements to our manufacturing facility and then begin to manufacture and market our initial products. Our initial product will be an ornate concrete fence post with a drop-in strip rail system. The mold for the fence post is complete and the initial casts of the fence post will be made as soon as our manufacturing facility is ready with all necessary equipment. We project that our facility will be ready by the end of April, 2006. The equipment needed to complete our readiness to manufacture is a hoist for lifting and moving the castings within the shop and a truck with a boom for transporting the finished product. Each fence post will have an estimated weight of approximately 300 pounds. We believe we can obtain the needed equipment, used, for a total of $6,000. We expect to have our initial product produced and delivered to lumberyards and other showrooms by the end of May, 2006.

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

As of March 31, 2006, we have sufficient cash on hand to complete the capital improvements to our manufacturing facility and to purchase materials to cast our initial product, both of which we expect to accomplish by the end of May, 2006. Whether we will be able to produce other molds during the next twelve months will depend upon the sales of our initial product. We plan to expand our business over time as business revenues permit.

As of March 31, 2006, we have cash on hand of $902.43 which will see us through to the end of April, 2006. This cash has come from sales of our common stock at the purchase price of $0.25 per share pursuant to an offering registered with the U.S. Securities and Exchange Commission. As of March 31, 2006, we have sold 114,600 shares for a total investment in the Company of $28,650. We should be able to expand our business product offerings more rapidly if we are successful in raising additional capital in the offering.

Forward-Looking Statements:

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of March 31, 2006.

Item 7. Financial Statements

CONCRETE CASTING INCORPORATED
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2005

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Concrete Casting, Inc.
Logan, UT

We have audited the accompanying balance sheet of Concrete Casting, Inc. (a development stage Company) as of December 31, 2005, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and from inception on October 28, 1987 through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concrete Casting, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period from inception on October 28, 1987 through December 31, 2005, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has had no business operations since inception and no established source of revenue which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
March 13, 2006

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Balance Sheet

ASSETS

December 31,
2005

CURRENT ASSETS

Cash	$9,804

Total Current Assets	9,804

OTHER ASSETS

Leasehold improvements, net of accumulated amortization of $471	5,003
Intangible assets, net of impairment of $2,000 (Note 5)	-

TOTAL ASSETS	$14,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$8,567
Payables-related parties (Note 2)	45,138
Accrued interest-related parties (Note 2)	12,426

Total Current Liabilities	66,131

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: 50,000,000 shares authorized of $0.001
par value, 5,774,600 shares issued and outstanding	5,775
Additional paid-in capital	143,936
Stock subscription receivable	(8,400)
Deficit accumulated during the development stage	(192,635)

Total Stockholders’ Equity (Deficit)	(51,325)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,807

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			October 28,
	For the Years Ended		1987 Through
	December 31,		December 31,
	2005	2004	2005

REVENUE	$-	$-	$200

EXPENSES

General and administrative	34,551	27,067	175,846
Loss on impairment of asset	-	-	2,000

Total Expenses	34,551	27,067	177,846

OPERATING LOSS	(34,551)	(27,067)	(177,646)

OTHER EXPENSES

Interest expense	(3,467)	(2,954)	(12,426)

Total Other Expenses	(3,467)	(2,954)	(12,426)

LOSS BEFORE DISCONTINUED
OPERATIONS AND INCOME TAXES	(38,018)	(30,021)	(190,072)

DISCONTINUED OPERATIONS

Loss from discontinued operations	-	-	(2,563)

Total Discontinued Operations	-	-	(2,563)

LOSS BEFORE INCOME TAXES	(38,018)	(30,021)	(192,635)

Income taxes	-	-	-

NET LOSS	$(38,018)	$(23,453)	$(192,635)

BASIC LOSS PER SHARE OF
COMMON STOCK	$(0.01)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,774,600	5,660,000

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage

Balance, October 28, 1987	-	$-	$-	$-	$-

October 1987: Common Stock
issued for cash at
$0.002 per share	650,000	650	650	-	-

Net loss for the period ended
December 31, 1987	-	-	-	-	(1,540)

Balance, December 31, 1987	650,000	650	650	-	(1,540)

Net loss for the year ended
December 31, 1988	-	-	-	-	(241)

Balance, December 31, 1988	650,000	650	650	-	(1,781)

Net loss for the year ended
December 31, 1989	-	-	-	-	(41)

Balance, December 31, 1989	650,000	650	650	-	(1,822)

Net loss for the year ended
December 31, 1990	-	-	-	-	(741)

Balance, December 31, 1990	650,000	650	650	-	(2,563)

December 1991: Common stock
issued for cash at
$0.01 per share	2,600,000	2,600	23,400	-	-

Net loss for the year ended
December 31, 1991	-	-	-	-	(2,537)

Balance, December 31, 1991	3,250,000	3,250	24,050	-	(5,100)

Net loss for the year ended
December 31, 1992	-	-	-	-	(24,190)

Balance, December 31, 1992	3,250,000	3,250	24,050	-	(29,290)

Net loss for the year ended
December 31, 1993	-	-	-	-	(478)

Balance, December 31, 1993	3,250,000	$3,250	$24,050	$-	$(29,768)

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit) (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage

Balance, December 31, 1993	3,250,000	$3,250	$24,050	$-	$(29,768)

Net loss for the year ended
December 31, 1994	-	-	-	-	(2,767)

Balance, December 31, 1994	3,250,000	3,250	24,050	-	(32,535)

Net loss for the year ended
December 31, 1995	-	-	-	-	(3,038)

Balance, December 31, 1995	3,250,000	3,250	24,050	-	(35,573)

July 1996 : Common stock
issued for forgiveness of debt
at $0.08 per share	150,000	150	11,601	-	-

July 1996 : Common stock
issued for services at $0.08
per share	120,000	120	9,480	-	-

Net loss for the year ended
December 31, 1996	-	-	-	-	(13,751)

Balance, December 31, 1996	3,520,000	3,520	45,131	-	(49,324)

Expenses paid on behalf of
company by shareholder	-	-	47	-	-

Net loss for the year ended
December 31, 1997	-	-	-	-	(424)

Balance, December 31, 1997	3,520,000	3,520	45,178	-	(49,748)

July 1998: Common stock
issued for services at
$0.05 per share	100,000	100	4,900	-	-

Net loss for the year ended
December 31, 1998	-	-	-	--	(4,494)

Balance, December 31, 1998	3,620,000	3,620	50,078	-	(54,242)

January 1999: Common stock
issued for services at $0.01
per share	40,000	40	360	-	-

Net loss for the year ended
December 31, 1999	-	-	-	-	(603)

Balance, December 31, 1999	3,660,000	$3,660	$50,438	$-	$(54,845)

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit) (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Payable	Stage

Balance, December 31, 1999	3,660,000	$3,660	$50,438	$-	$(54,845)

Net loss for the year ended
December 31, 2000	-	-	-	-	(16,159)

Balance, December 31, 2000	3,660,000	3,660	50,438	-	(71,004)

November 2001:Common stock
issued to acquire assets of
Concrete Casting Incorporated
at $0.001 per share	2,000,000	2,000	-	-	-

Net loss for the year ended
December 31, 2001	-	-	-	-	(10,966)

Balance, December 31, 2001	5,660,000	5,660	50,438	-	(81,970)

Contributed services	-	-	11,500	-	-

Net loss for the year ended
December 31, 2002	-	-	-	-	(19,173)

Balance, December 31, 2002	5,660,000	5,660	61,938	-	(101,143)

Contributed Services	-	-	14,462	-	-

Net loss for the year ended
December 31, 2003	-	-	-	-	(23,453)

Balance, December 31, 2003	5,660,000	5,660	76,400	-	(124,596)

Contributed Services	-	-	19,573	-	-

Net loss for the year ended
December 31, 2004	-	-	-	-	(30,021)

Balance, December 31, 2004	5,660,000	5,660	95,973	-	(154,617)

Contributed Services	-	-	19,428	-	-

Common stock issued for cash
at $0.25 per share, September
through December 2005	114,600	115	28,535	(8,400)	-

Net loss for the year ended
December 31, 2005	-	-	-	-	(38,018)

Balance, December 31, 2005	5,774,600	$5,775	$143,936	$(8,400)	$(192,635)

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			October 28,
	For the Years Ended		1987 Through
	December 31,		December 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(38,018)	$(30,021)	$(192,635)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Loss on impairment of assets	-	-	2,000
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the company	-	-	47
Stock issued for services	-	-	9,600
Contributed services	19,428	19,573	64,963
Amortization	471	-	674
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	-	-	-
(Increase) in organization costs	-	-	(203)
Increase (decrease) in accounts payable	6,776	85	8,567
Increase in accounts payable-related party	2,904	7,409	45,138
Increase in accrued expenses	3,467	2,954	12,426

Net Cash Used in Operating Activities	(4,972)	-	(37,672)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of leasehold improvements	(5,474)	-	(5,474)

Net Cash Used in Financing Activities	(5,474)	-	(5,474)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	20,250	-	52,950

Net Cash Provided in Financing Activities	20,250	-	52,950

NET INCREASE IN CASH	9,804	-	9,804

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$9,804	$-	$9,804

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$-	$-	$9,600
Common stock issued for assets	$-	$-	$2,000
Contributed services	$19,428	$19,573	$64,963

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

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

b. Basic Loss Per Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

	For the Years Ended
	December 31,
	2005	2004

Numerator - loss	$(38,018)	$(30,021)

Denominator - weighted average
number of shares outstanding	5,774,600	5,660,000

Loss per share	$(0.01)	$(0.01)

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

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

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

	2005	2004
Deferred tax assets:
NOL Carryover	$56,384	$50,485
Related Party Accruals	4,846	3,495

Deferred tax liabilities	-	-

Valuation allowance	(61,230)	(53,980)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

	2005	2004

Book loss	$(14,827)	$(11,708)
Contributed Services	7,577	7,633
Other	1,352	(5)
Valuation allowance	5,898	4,080

	$-	$-

At December 31, 2005, the Company had net operating loss carryforwards of approximately $144,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (Continued)

c. Income Taxes (Continued)

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

e. Related Party Transactions

Management Compensation - On September 1, 2005 the Company entered into a Consulting Agreement with one of its officers whereby the officer agreed to provide consulting services as directed by the Company’s board of directors including, but not limited to, the casting of concrete products, the supervision of any personnel hired for the purposes of casting concrete products, and consultation on other matters in regards to developing and promoting the business enterprises of the Company. The officer is considered an independent contractor. The Agreement calls for monthly payments of $700 over a period of three years, and is renewable thereafter on a month-to-month basis. During the years ended December 31, 2005 and 2004, the Company paid the officer $2,800 and $ - 0 - under the Agreement. No other compensation was paid to its officers or directors for the years ended December 31, 2005 and 2004. During the years ended December 31, 2005 and 2004, an officer of the Company and an attorney contributed a total of $19,428 and $19,573, respectively, in services to the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home mailing address, as needed, at no expense to the Company.

Shop Facilities - On September 1, 2005 the Company entered into a Lease Agreement with one of its officers whereby the Company agreed to lease a building owned by the officer to be used by the Company for shop and warehouse purposes. The term of the Agreement is for three years and calls for a monthly payment of $300. The lease automatically converts to a month-to-month tenancy thereafter until terminated by either of the parties. During the years ended December 31, 2005 and 2004, the Company paid the officer $1,200 and $ - 0 - under the Agreement.

Payable - Related Parties - During 2005 and 2004, shareholders of the company lent the Company $2,904 and $7,409 respectively, to cover current expenses. Interest is being imputed on the notes at 8%. At December 31, 2005, the Company owed $45,138 to shareholders with accrued interest of $12,426.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

NOTE 3 - COMMON STOCK TRANSACTIONS

During the year ended December 31, 2005 the Company accepted subscriptions from six individuals and one entity for the purchase of a total of 114,600 shares of Common stock at a price of $0.25 per share for total proceeds to the Company of $28,650. Subscriptions for 81,000 shares totaling proceeds of $20,250 were paid in full as of December 31, 2005. Subscriptions for an additional 33,600 shares totaling proceeds of $8,400 were accepted by the Company but not paid until after December 31, 2005. There were no common stock transactions during 2004.

NOTE 4 - COMMITMENTS AND CONTINGINCIES

The Company has a non-cancelable operating lease for its facilities. The lease agreement requires a monthly payment of $300 and expires August 31, 2008. Rent expense for the year ended December 31, 2005 was $1,200.

Future minimum lease payments for the facilities lease are as follows:

Payments Due During the Year
Ending December 31,	Amount

2006	$3,600
2007	3,600
2008	2,400

Total	$9,600

NOTE 5 - INTANGIBLE ASSETS

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

NOTE 6 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had no significant operations since inception.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

NOTE 6 - GOING CONCERN (Continued)

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

NOTE 7 -  NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the year ended December 31, 2005, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

•  SFAS No. 143, “Accounting for Asset Retirement Obligations”;
•  SFAS No. 145, “Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections”;
•  SFAS No. 146, “Accounting for Exit or Disposal Activities”;
•  SFAS No. 147, “Acquisitions of certain Financial Institutions”;
•  SFAS No. 148, “Accounting for Stock Based Compensation”;
•  SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”; and
•  SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.

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

(2) Mr. Henrie became an officer and a director of Concrete Casting on November 30, 2001. Mr. Stuart became an officer and a director of Concrete Casting on December 20, 2002. Following is certain biographical information on our officers and directors.

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

Item 10. Executive Compensation

The following table sets forth certain information as to our officers and directors.

Annual Compensation Table

		Annual Compensation				Long Term Compensation
Name	Title	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation

Cordell Henrie	CEO, President Director	2003 2004 2005	0 0 $2,800	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Greg Stuart	Secretary Treasurer Director	2003 2004 2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
DIRECTOR COMPENSATION

There are no standard arrangements pursuant to which directors are compensated for services rendered to Concrete Casting. It is possible that Concrete Casting will compensate its directors in the future either in cash or stock for services as directors. However, no such arrangements are in place at the present time and none have been promised.

EMPLOYMENT AGREEMENTS

No officer or director has an employment agreement with Concrete Casting at the present time. Under an oral arrangement, our president is receiving at the present time compensation of $700.00 per month which began with the month ending September 30, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of December 8, 2005 and by the officers and directors of Concrete Casting as a group.

	Common	Percent of
Name and Address	Shares	Class (1)

Cordell Henrie	2,000,000	34.6%
100 Pine Wood Drive
Logan, Utah 84321

Greg Stuart	30,000.5%
175 E. 400 S., Suite 700
Salt Lake City, Utah 84111

Thomas E. Hofer	750,000	13.0%
P.O. Box 3431
Carefree, Arizona 85377

Jeff W. Holmes	800,000	13.9%
8555 East Voltaire Ave.
Scottsdale, Arizona 85260

Shirl Ann Klein	300,000	5.2%
616 152nd Place S.W.
Alderwood Manor, WA 98037

All executive officers and directors	2,000,000	35.1%
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

In September 2005, Concrete Casting entered into a three year lease for shop space with its president, Cordell Henrie, at the rate of $300.00 per month.

PART IV

Item 13. Exhibits

Exhibits

31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2004 was approximately $2,600. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2005 was approximately $ 7,200.

Audit-related Fees. Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2004 and 2005.

All other Fees. The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2004 and 2005 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCRETE CASTING INCORPORATED

By: /s/ Cordell Henrie
Cordell Henrie, Chief Executive Officer

Date: March 31, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Cordell Henrie
Cordell Henrie, Director and
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
Date: March 31, 2006

By: /s/ Greg Stuart
Greg Stuart, Director
Date: March 31, 2006