Form 10QSB
period 2006-03-31
CONCRETE CASTING INC
filed 2006-05-19
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-QSB/A
________________________
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

(435) 760-6838
(Issurer’s telephone number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2006: 5,786,600 shares of common stock, $.001 par value per share.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2006 and December 31, 2005

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS

Cash	$978	$9,804

Total Current Assets	978	9,804

OTHER ASSETS

Leasehold improvements	10,474	5,474
Accumulated amortization	(992)	(471)
Intangible assets, net of an allowance of $2,000	-	-

TOTAL ASSETS	$10,460	$14,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$13,710	$8,567
Accounts payable - related party	45,138	45,138
Accrued interest payable - related party	13,340	12,426
Note payable	550	-

Total Current Liabilities	72,738	66,131

Total Liabilities	72,738	66,131

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: 50,000,000 shares authorized of
$0.001 par value; 5,786,600 and 5,774,600 shares issued
and outstanding, respectively	5,787	5,775
Additional paid-in capital	146,934	143,936
Stock subscription receivable	-	(8,400)
Deficit accumulated during the development stage	(214,999)	(192,635)

Total Stockholders’ Equity (Deficit)	(62,278)	(51,324)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$10,460	$14,807

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of  Operations
(Unaudited)

			From
			Inception on
	For the		October 28,
	Three Months Ended		1987 Through
	March 31,		March 31,
	2006	2005	2006

REVENUES	$-	$-	$200

EXPENSES

General and administrative	21,450	5,315	197,296
Loss on impairment of asset	-	-	2,000

Total Expenses	21,450	5,315	199,296

NET OPERATING LOSS	(21,450)	(5,315)	(199,096)

OTHER EXPENSES

Interest expense	(914)	(845)	(13,340)

Total Other Expenses	(914)	(845)	(13,340)

LOSS BEFORE DISCONTINUED
OPERATIONS AND INCOME TAXES	(22,364)	(6,160)	(212,436)

DISCONTINUED OPERATIONS

Loss from discontinued operations	-	-	(2,563)

Total Discontinued Operations	-	-	(2,563)

LOSS BEFORE INCOME TAXES	(22,364)	(6,160)	(214,999)

Income taxes	-	-	-

NET LOSS	$(22,364)	$(6,160)	$(214,999)

BASIC NET LOSS PER SHARE OF
COMMON STOCK	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,782,467	5,660,000

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
	For the		October 28,
	Three Months Ended		1987 Through
	March 31,		March 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(22,364)	$(6,160)	$(214,999)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on impairment of assets	-	-	2,000
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the company	-	-	47
Stock issued for services	-	-	9,600
Contributed services	7,125	5,315	72,088
Amortization	521	-	1,195
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	-	-
(Increase) in organization costs	-	-	(203)
Increase in accounts payable	(1,982)	-	6,585
Increase in accounts payable - related party	-	-	45,138
Increase in note payable	560	-	560
Increase in accrued expenses	914	845	13,340

Net Cash Provided (Used) by Operating
Activities	(15,226)	-	(52,898)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of leasehold improvements	(5,000)	-	(10,474)

Net cash used in Investing Activities	(5,000)	-	(10,474)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	11,400	-	64,350

Net Cash Provided by Financing Activities	11,400	-	64,350

NET INCREASE (DECREASE) IN CASH	(8,826)	-	978

CASH AT BEGINNING OF PERIOD	9,804	-	-

CASH AT END OF PERIOD	$978	$-	$978

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON CASH ACTIVITIES

Common stock issued for services	$-	$-	$9,600
Common stock issued for assets	$-	$-	$2,000
Contributed services	$7,125	$5,315	$72,088

The accompanying notes are an integral part of these financial statements.

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 3 - SALE OF STOCK

During the quarter ended March 31, 2006, the Company sold 45,600 shares of common stock to a total of four individuals at the sales price of $0.25 per share for offering proceeds to the Company of $11,400.00. The sales were part of an offering registered with the U.S. Securities and Exchange Commission on Form SB-2. The Company hopes to sell additional shares of common stock pursuant to the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

PLAN OF OPERATIONS

Our business plan for the next twelve months is to begin to manufacture and market our initial products. Our production facility has now been completed to where we can begin to cast our products. However, we still have some tooling and other preparations to make before we begin production. Our initial product will be an ornate concrete fence post with a drop-in strip rail system. The mold for the fence post is complete and the initial casts of the fence post will be made as soon as our tooling is ready with all necessary equipment. The equipment needed to complete our readiness to manufacture is a hoist for lifting and moving the castings within the shop and a truck with a boom for transporting the finished product. Each fence post will have an estimated weight of approximately 300 pounds. We believe we can obtain the needed equipment, used, for a total of $6,000. We expect to have our initial product produced and delivered to lumberyards and other showrooms by the end of June, 2006.

Also during the next twelve months we expect to develop molds for our second product which will be a concrete type flagstone for use in developing patio and garden walk ways. The molds for this product will not be difficult to produce and we expect to be casting this product sometime during the summer of 2006.

All work is being performed at the present time by our president. When we begin to cast the flagstone product, we expect to hirer one additional employee to help with the casting process.

As of May 12, 2006, we have sufficient cash on hand to complete the tooling of our manufacturing facility and to purchase materials to cast our initial product, both of which we expect to accomplish by the end of June, 2006. We plan to expand our business over time as business revenues permit.

As of May 12, 2006, we have cash on hand of $10,133 which will see us through to the end of June, 2006. This cash has come from sales of our common stock at the purchase price of $0.25 per share pursuant to an offering registered with the U.S. Securities and Exchange Commission. As of May 12, 2006, we have sold 170,200 shares for a total investment in the Company of $42,550. We should be able to expand our business product offerings more rapidly if we are successful in raising additional capital in the offering.

Forward-Looking Statements:

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of May 12, 2006.

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

Date: May 12, 2006

CONCRETE CASTING INCORPORATED

By: /s/ Cordell Henrie
Name: Cordell Henrie
Title: Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer