Form 10QSB
period 2006-06-30
CONCRETE CASTING INC
filed 2006-08-14
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-QSB/A
________________________
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2006

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

(435) 760-6838
(Issurer’s telephone number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2006: 6,072,600 shares of common stock, $.001 par value per share.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2006 and December 31, 2005

CONCRETE CASTING INCORPORATED
(A Development State Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS

Cash	$65,565	$9,804

Total Current Assets	65,565	9,804

OTHER ASSETS

Leasehold improvements	10,474	5,474
Accumulated amortization	(1,513)	(471)
Intangible assets, net of an allowance of $2,000	-	-

TOTAL ASSETS	$74,526	$14,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$7,999	$8,567
Accounts payable - related party	45,138	45,138
Accrued interest payable - related party	14,254	12,426
Note payable	550	-

Total Liabilities	67,941	66,131

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: 50,000,000 shares authorized of
$0.001 par value; 6,072,600 and 5,774,600 shares issued
and outstanding, respectively	6,073	5,775
Additional paid-in capital	233,960	143,936
Stock subscription receivable		(8,400)
Deficit accumulated during the development stage	(233,448)	(192,635)

Total Stockholders’ Equity (Deficit)	(6,585)	(51,324)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$74,526	$14,807

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development State Company)
Statements of Operations
(Unaudited)

					From
					Inception on
	For the		For the		October 28,
	Three Months Ended		Six Months Ended		1987 Through
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

REVENUES	$-	$-	$-	$-	$200

EXPENSES

General and administrative	17,535	3,937	38,986	9,252	214,831
Loss on impairment of asset	-	-	-	-	2,000

Total Expenses	17,535	3,937	38,986	9,252	216,831

NET OPERATING LOSS	(17,535)	(3,937)	(38,986)	(9,252)	(216,831)

OTHER EXPENSES

Interest expense	(914)	(845)	(1,827)	(1,690)	(14,254)

Total Other Expenses	(914)	(845)	(1,827)	(1,690)	(14,254)

LOSS BEFORE DISCONTINUED
OPERATIONS AND INCOME TAXES	(18,449)	(4,782)	(40,813)	(10,942)	(230,885)

DISCONTINUED OPERATIONS

Loss from discontinued operations	-	-	-	-	(2,563)

Total Discontinued Operations	-	-	-	-	(2,563)

LOSS BEFORE INCOME TAXES	(18,449)	(4,782)	(40,813)	(10,942)	(233,448)

Income taxes	-	-	-	-	-

NET LOSS	$(18,449)	$(4,782)	$(40,813)	$(10,942)	$(233,448)

BASIC NET LOSS PER SHARE OF
COMMON STOCK	$(0.00)	$(0.00)	$(0.01)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	6,072,600	5,660,000	6,072,600	5,660,000

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
	For the		October 28,
	Six Months Ended		1987 Through
	June 30,		June 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(40,813)	$(10,942)	$(233,448)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on impairment of assets	-	-	2,000
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the company	-	-	47
Stock issued for services	-	-	9,600
Contributed services	15,822	9,252	80,785
Amortization	1,042	-	1,716
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	-	-
(Increase) in organization costs	-	-	(203)
Increase in accounts payable	(568)	-	7,999
Increase in accounts payable - related party	550	-	45,688
Increase in accrued expenses	1,828	1,690	14,254

Net Cash Used by Operating
Activities	(22,139)	-	(59,811)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

Purchase of leasehold improvements	(5,000)		(10,474)

Net cash used in Financing Activities	(5,000)		(10,474)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	82,900	-	135,850

Net Cash Provided by Financing Activities	82,900	-	135,850

NET INCREASE IN CASH	55,761	-	65,565

CASH AT BEGINNING OF PERIOD	9,804	-	-

CASH AT END OF PERIOD	$65,565	$-	$65,565

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON CASH FINANCING ACTIVITIES

Common stock issued for services	$-	$-	$9,600
Common stock issued for assets	$-	$-	$2,000
Contributed services	$15,822	$9,252	$80,785

The accompanying notes are an integral part of these financial statements.

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 3 - SALE OF STOCK

During the six month period ended June 30, 2006, the Company sold 331,600 shares of common stock at the sales price of $0.25 per share for offering proceeds to the Company of $82,900.00. The sales were part of an offering registered with the U.S. Securities and Exchange Commission on Form SB-2.

NOTE 4 - SUBSEQUENT EVENT

On July 10, 2006, the Company sold 200,000 shares of common stock at the sales price of $0.25 per share for offering proceeds to the Company of $50,000.00. The sales were part of an offering registered with the U.S. Securities and Exchange Commission on Form SB-2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

PLAN OF OPERATIONS

At the present time, the Company has the equipment, the molds and the expertise to cast out of concrete decorative fence posts and concrete stepping stones which have a recessed leaf design. In furtherance of our business plan, these products are at this time being placed in retail outlets local to the Company’s headquarters in Logan, Utah. Upon any sales of these products, more inventory will be cast and placed in the market.

On June 27, 2006, principals of the Company met with the owners of Dixileta Gardens LLC in Cave Creek, Arizona (“Dixileta”). Dixileta is a landscaper doing extensive business in the Phoenix, Arizona market. In its landscaping operation, Dixileta uses numerous concrete products. Dixileta has difficulty obtaining the concrete products it needs from reliable sources and expressed an interest in doing business with the Company. Dixileta showed Company officials various concrete products that it would be interested in purchasing if the Company could develop them and make them available to Dixileta. Dixileta had an immediate need for a form of water feature and placed an order with the Company for five water features. The materials to build the mold for the water feature have been purchased and the construction of the mold is in process at this time.

Even though the Company has current products that have just been placed in the stream of commerce, the immediate efforts of the Company will be to design and produce the water features that have been ordered by Dixileta. The reason for this it that we have a known market for this product. Upon completion and shipment of the water feature, we expect to design, produce molds for and cast other products that are being used by Dixileta. Each new product will take approximately 60 to 90 days to develop. Again, we will focus on products being used by Dixileta, because for those products we have a known market. If existing products sell through local retailers, we will certainly supply the retailers with the products they need but do not believe we will have the success with local retailers that we can have working with Dixileta. We expect to design and provide to Dixileta four types of products, all of which they have told us they have a demand for, over the next twelve months.

Cordell Henrie will do all design and mold development work. It is also possible that in some cases, an outside third party will be hired to build a mold. Once the Company is casting and shipping products on a regular basis, it will hire one and maybe two employees to do the actual casting and shipping of the products. However, this is not likely to happen for at least six months.

At the present time, the Company has on hand approximately $105,000 to fund its operations. We believe this is sufficient cash to fund the business plan of the Company for the next twelve months. Accordingly, we do not at this time anticipate the need to engage in financing activities over the next twelve months. However, in the event our product sales grow faster than we presently anticipate, we may decide to expand our business operations on a scale such that outside financing would be necessary. We have not spoken with any broker dealers concerning such possible financing and we do not know at this time who we would approach to assist us with financing. If we should seek Bank financing, it is likely we would approach Wells Fargo Bank in Logan, Utah, since that is where we have our bank account.

On November 14, 2004, we commenced an offering of our common shares, which offering was registered with the Securities and Exchange Commission. Pursuant to the offering, we sold 600,600 shares for $0.25 per share for total offering proceeds of $150,150. It has come to our attention that during the time the shares were sold, the financial statements in our prospectus were not current pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore it is possible that the could have rescission liability of up to $150,150 if the investors request a return of their investments.

Forward-Looking Statements:

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of August 11, 2006.

ITEM 3 - CONTROLS AND PROCEDURES.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Cordell Henrie. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings.

Our Chief Executive Officer and Chief Financial Officer also concluded that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are accumulated and communicated to the Company's management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and procedures that are designed to ensure information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

Date: August 11, 2006

CONCRETE CASTING INCORPORATED

By: /s/ Cordell Henrie
Name: Cordell Henrie
Title: Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer