Form 10QSB
period 2006-09-30
CONCRETE CASTING INC
filed 2006-11-20
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-QSB/A
________________________
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

(435) 760-6838
(Issurer’s telephone number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the registrant's classes of common stock, as of November 15, 2006: 6,272,600 shares of common stock, $.001 par value per share.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2006 and December 31, 2005

CONCRETE CASTING INCORPORATED
(A Development State Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS

Cash	$103,431	$9,804

Total Current Assets	103,431	9,804

OTHER ASSETS

Leasehold improvements	10,474	5,474
Accumulated amortization	(2,035)	(471)
Intangible assets, net of an allowance of $2,000	-	-

TOTAL ASSETS	$111,870	$14,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,492	$8,567
Accounts payable - related party	45,138	45,138
Accrued interest payable - related party	15,167	12,426
Note payable	550	-

Total Liabilities	64,347	66,131

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: 50,000,000 shares authorized of
$0.001 par value; 6,272,600 and 5,774,600 shares issued
and outstanding, respectively	6,273	5,775
Additional paid-in capital	295,510	143,936
Stock subscription receivable	-	(8,400)
Deficit accumulated during the development stage	(254,260)	(192,635)

Total Stockholders’ Equity (Deficit)	47,523	(51,324)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$111,870	$14,807

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development State Company)
Statements of Operations
(Unaudited)

					From
					Inception on
	For the		For the		October 28,
	Three Months Ended		Nine Months Ended		1987 Through
	September 30,		September 30,		Sept. 30,
	2006	2005	2006	2005	2006

REVENUES	$-	$-	$-	$-	$200

EXPENSES

General and administrative	19,898	7,270	58,884	16,522	234,729
Loss on impairment of asset	-	-	-	-	2,000

Total Expenses	19,898	7,270	58,884	16,522	236,729

NET OPERATING LOSS	(19,898)	(7,270)	(58,884)	(16,522)	(236,529)

OTHER EXPENSES

Interest expense	(914)	(874)	(2,741)	(2,564)	(15,168)

Total Other Expenses	(914)	(874)	(2,741)	(2,564)	(15,168)

LOSS BEFORE DISCONTINUED
OPERATIONS AND INCOME TAXES	(20,812)	(8,144)	(61,625)	(19,086)	(251,697)

DISCONTINUED OPERATIONS

Loss from discontinued operations	-	-	-	-	(2,563)

Total Discontinued Operations	-	-	-	-	(2,563)

LOSS BEFORE INCOME TAXES	(20,812)	(8,144)	(61,625)	(19,086)	(254,260)

Income taxes	-	-	-	-	-

NET LOSS	$(20,812)	$(8,144)	$(61,625)	$(19,086)	$(254,260)

BASIC NET LOSS PER SHARE OF
COMMON STOCK	$(0.00)	$(0.00)	$(0.01)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	6,246,513	5,660,000	5,971,500	5,660,000

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development State Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
	For the		October 28,
	Nine Months Ended		1987 Through
	September 30,		Sept. 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(61,625)	$(19,086)	$(254,260)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on impairment of assets	-	-	2,000
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the company	-	-	47
Stock issued for services	-	-	9,600
Contributed services	27,572	13,615	92,535
Amortization	1,564	-	2,238
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	-	-
(Increase) in organization costs	-	-	(203)
Increase in accounts payable	(5,075)	5,128	3,492
Increase in accounts payable - related party	550	2,904	45,688
Increase in accrued expenses	2,741	2,564	15,167

Net Cash Provided (Used) by Operating
Activities	(34,273)	5,125	(71,945)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of leasehold improvements	(5,000)	(4,925)	(10,474)

Net cash used in Investing Activities	(5,000)	(4,925)	(10,474)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	132,900	15,000	185,850

Net Cash Provided by Financing Activities	132,900	15,000	185,850

NET INCREASE (DECREASE) IN CASH	93,627	15,200	103,431

CASH AT BEGINNING OF PERIOD	9,804	-	-

CASH AT END OF PERIOD	$103,431	$15,200	$103,431

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON CASH FINANCING ACTIVITIES

Common stock issued for services	$-	$-	$9,600
Common stock issued for assets	$-	$-	$2,000
Contributed services	$27,572	$13,615	$92,535

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 3 - SALE OF STOCK

During the nine month period ended September 30, 2006, the Company sold 498,000 shares of common stock at the sales price of $0.25 per share for offering proceeds to the Company of $124,500. The sales were part of an offering registered with the U.S. Securities and Exchange Commission on Form SB-2.  The Company also received $8,400 in payment of the stock subscription outstanding at December 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

PLAN OF OPERATIONS

At the present time, the Company is working on molds that will allow it to cast water features to be used in landscape design. The Company has received an order for such water features from Dixileta Gardens LLC in Cave Creek, Arizona (“Dixileta”). Dixileta is a landscaper doing extensive business in the Phoenix, Arizona market. In its landscaping operation, Dixileta uses numerous concrete products. Dixileta has difficulty obtaining the concrete products it needs from reliable sources and expressed an interest in doing business with the Company. Dixileta showed Company officials various concrete products that it would be interested in purchasing if the Company could develop them and make them available to Dixileta. Dixileta had an immediate need for a form of water feature and placed an order with the Company for five water features. The materials to build the mold for the water feature have been purchased and the construction of the mold is in process at this time.

Even though the Company has made efforts to produce other concrete products such as fence posts and stepping stones, the immediate efforts of the Company will be to design and produce the water features that have been ordered by Dixileta. The reason for this it that we have a known market for this product. Upon completion and shipment of the water feature, we expect to design, produce molds for and cast other products that are being used by Dixileta. Each new product will take approximately 60 to 90 days to develop. Again, we will focus on products being used by Dixileta, because for those products we have a known market. If existing products sell through local retailers, we will certainly supply the retailers with the products they need but do not believe we will have the success with local retailers that we can have working with Dixileta. We expect to design and provide to Dixileta four types of products, all of which they have told us they have a demand for, over the next twelve months.

Cordell Henrie will do all design and mold development work. It is also possible that in some cases, an outside third party will be hired to build a mold. Once the Company is casting and shipping products on a regular basis, it will hire one and maybe two employees to do the actual casting and shipping of the products. However, this is not likely to happen for at least six months.

At the present time, the Company has on hand approximately $95,000 to fund its operations. We believe this is sufficient cash to fund the business plan of the Company for the next twelve months. Accordingly, we do not at this time anticipate the need to engage in financing activities over the next twelve months. However, in the event our product sales grow faster than we presently anticipate, we may decide to expand our business operations on a scale such that outside financing would be necessary. We have not spoken with any broker dealers concerning such possible financing and we do not know at this time who we would approach to assist us with financing. If we should seek Bank financing, it is likely we would approach Wells Fargo Bank in Logan, Utah, since that is where we have our bank account.

On November 14, 2004, we commenced an offering of our common shares, which offering was registered with the Securities and Exchange Commission. Pursuant to the offering, we sold 600,600 shares for $0.25 per share for total offering proceeds of $150,150. It has come to our attention that during the time the shares were sold, the financial statements in our prospectus were not current pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore it is possible that the Company could have rescission liability of up to $150,150 if the investors request a return of their investments.

Forward-Looking Statements:

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of November 15, 2006.

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

Date: November 15, 2006

CONCRETE CASTING INCORPORATED

By: /s/ Cordell Henrie
Name: Cordell Henrie
Title: Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer