Form 10KSB
period 2006-12-31
CONCRETE CASTING INC
filed 2007-04-17
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Registrant’s telephone number (435) 760-6838

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act: none

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year. $1,250.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 10, 2007 is $655,650.

The number of shares of the issuer’s Common Stock outstanding as of April 10, 2007 is 6,302,600.

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

Today the focus of Concrete Casting is to either manufacture or purchase for resale, masonry components used in the construction of retaining walls, flood walls, block walls, head wall, brick walls and concrete walls. Concrete Casting also designs, manufactures and sells concrete features such as fountains, posts and window well treatments for semi-custom homes. In some cases Concrete Casting purchases product such as fountains and other architectural components from wholesalers and resells through two landscaping and construction companies which Concrete Casting has relationships with. Jose Palomar has been retained by Concrete Casting to provided masonry components and concrete features to two companies controlled by Mr. Palomar. These companies are Natural Resources Landscaping and Maintenance LLC, and Dixileta Gardens LLC. Natural Resources specializes in building custom masonry walls for semi-custom home subdivisions in Arizona. Formed in 2002, their customers are primarily large regional home builders like Monteray Homes and Cache Homes. Dixileta Gardens LLC specializes in constructing and providing concrete features to semi-custom and custom homes.

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

Mid-range and Smaller Companies

Mid-range and smaller companies who supply precast concrete products often focus on decorative windows, doors, headers, balusters, posts, columns, wallcaps, coping and other custom products. They also supply products for gardens, courtyards and building surroundings appointed with concrete fixtures. Even though some companies supplying these products may be quite large, they are typically not companies that own their own batch plants and provide precast products for highway construction and the like.

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

Our Strategy

We have decided to become a retailer of concrete products that have been cast by third party wholesale manufactures. At the same time we are developing molds for the casting of home construction product needs such as window well treatments.

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

Due to the challenges of casting complex concrete objects, we are currently working on the casting of products of a more simple nature that have high demand such as a concrete retaining wall feature for window wells in basement construction. We are also focused on marketing concrete products produced by third party casters.

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

Mr. Henrie has now spent 12 years developing and testing the concept. The majority of his work during this time has been in building a test mold. The mix of the concrete necessary to fill in the detail of the mold and yet be durable has also been tested during this time. Numerous testings of small mixings of concrete components have taken place to develop the texture of the concrete mix necessary to fill out the detail of the mold while retaining the necessary strength of the cast. As Concrete Casting moved into its production phase, we learned that detailed, ornamental castings are too time consuming to be profitable if we do the casting. Accordingly, we have now focused our efforts on the sale of products cast by other wholesale casters. The products we are now developing involve a more simplified model such as window well retaining walls.

RAW MATERIAL

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

MARKETING STRATEGY

Our marketing will be directed specifically toward those businesses and persons who have the potential of using our products. We believe the ultimate success of our business will depend upon our ability to develop strategic alliances with building and landscaping businesses who have an established clientele that may have an interest in our products. The intended relationship with these businesses will be to have them promote our products through their distribution channels. Specific businesses with whom we hope to reach distribution agreements include local and regional lumberyards and landscaping companies. We intend to pursue distribution agreements once we have our initial product ready to market. We have no agreements or understandings with any potential distributors at the present time other than Natural Resources Landscaping and Maintenance LLC, and Dixileta Gardens LLC. as discussed previously.

COMPETITION

We face the competition of other concrete casting companies which are normally large companies that have resources superior to ours. We have found, however, that at the present time the users of concrete casted products are having trouble finding reliable suppliers. We believe that if we can become a reliable supplier of our products, we will obtain the favor of our customers over and above the larger suppliers. We believe the pressure on our industry is not pricing pressure but rather service pressure. It is very important to a contractor to have concrete products on the day he needs to install them. If we prove reliable in furnishing product on a timely basis, we believe we will be able to complete favorably within our industry.

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

Item 2. Description of Property

The business operations of Concrete Casting are located at 650 E. Center Street, Logan, Utah. At that location, approximately 900 square feet of manufacturing shop space is leased from our president. Concrete Casting has a three year lease for those facilities and pays rent of $300 per month. Concrete Casting does not own or lease any other real property at the present time.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the share holders during the fiscal year ended December 31, 2006.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

NO PRESENT PUBLIC MARKET

Our common stock is listed on the OTC Electronic Bulletin Board under the symbol CCSG. However, there has never been any material trading of our shares. Our symbol was first assigned in fourth quarter of 2006 and the last trade took place on November 30, 2006.

OPTION, WARRANTS AND REGISTRATION RIGHTS

We have no outstanding options or warrants to purchase, or securities convertible into, common equity of Concrete Casting. There are no shares Concrete Casting has agreed to register under the Securities Act for sale by security holders.

RULE 144 SHARES

A total of 2,114,600 shares of our common stock are available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Act.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1. 1% of the number of shares of the company's common stock then outstanding which, in our case equals 62,726 shares as of the date of this report; or

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

HOLDERS OF OUR COMMON STOCK

As of the date of this registration statement, we have 73 registered shareholders.

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

ISSUANCE OF UNREGISTERED SECURITIES

During the year ended December 31, 2006 the Company issued 30,000 common shares at $0.25 per share to one individual in return for services rendered to the Company. The issuance of the shares was exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to section 4(2) of the Act since there was no public offering in connection with the issuance of the shares.

Item 6. Management’s Discussion and Analysis or Plan of Operation

PLAN OF OPERATIONS

Our business plan for the next twelve months is to market concrete products that we can obtain from third party wholesalers. We also expect to complete the development of and begin to cast a window well retainer that is in demand at the present time by home builders in northern Utah were our company headquarters are located. We need no further financing to develop this window well product and expect to have it developed and available to contractors by September, 2007.

All work on the window well treatment is being performed at the present time by our president. When we begin to cast product, we expect to hirer one additional employee to help with the casting process. The marketing of concrete products cast by third party manufactures is being conducted by Jose Palomar, our sales manager located in the Phoenix, Arizona area.

As of April 10, 2007, we have sufficient cash on hand to complete our current development and marketing plans. Whether we will be able to expand marketing efforts and develop additional products during the next twelve months will depend upon the commercial success of our current efforts. We plan to expand our business over time as business revenues permit.

As of April 10, 2007, we have cash on hand of approximately $85,000 which will see us through to the end of April, 2008. This cash has come from sales of our common stock at the purchase price of $0.25 per share pursuant to an offering registered with the U.S. Securities and Exchange Commission. The offering was terminated in July of 2006 after selling 612,600 shares for a total investment proceeds to Concrete Casting of $153,000.

Forward-Looking Statements:

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of April 10, 2007.

Item 7. Financial Statements

CONCRETE CASTING INCORPORATED
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2006

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Concrete Casting, Inc.
(A Development Stage Company)
Logan, Utah

We have audited the balance sheet of Concrete Casting, Inc. (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for years ended December 31, 2006 and 2005, and for the period from inception of the development stage on October 28, 1987, through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concrete Casting, Inc. (a development stage company) as of December 31, 2006, and the results of its operations and its cash flows for years ended December 31, 2006 and 2005, and for the period from inception of the development stage on October 28, 1987, through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit and has a deficit in working capital, raising substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 11, 2007

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Balance Sheet

ASSETS
December 31,
2006

CURRENT ASSETS

Cash	$93,434

Total Current Assets	93,434

OTHER ASSETS

Leasehold improvements	10,474
Accumulated amortization	(4,131)
Intangible assets, net of an allowance of $2,000	-

Total Other Assets	6,343

TOTAL ASSETS	$99,777

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,110
Customer deposits	100
Accounts payable - related party	45,688
Accrued interest payable - related party	14,265

Total Liabilities	62,163

STOCKHOLDERS’ EQUITY

Common stock: 50,000,000 shares authorized of
$0.001 par value; 6,302,600 shares issued
and outstanding	6,303
Additional paid-in capital	304,856
Deficit accumulated during the development stage	(273,545)

Total Stockholders’ Equity	37,614

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,777

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			October 28,
	For the Years Ended		1987 Through
	December 31,		Dec. 31,
	2006	2005	2006

REVENUES
Income	$1,250	$-	$1,450
Cost of Goods Sold	1,283	-	1,283
Gross Profit	(33)	-	167

EXPENSES

General and administrative	77,207	34,551	253,053
Loss on impairment of asset	-	-	2,000

Total Expenses	77,207	34,551	255,053

NET OPERATING LOSS	(77,240)	(34,551)	(254,886)

OTHER EXPENSES

Interest expense	(3,670)	(3,467)	(16,096)

Total Other Expenses	(3,670)	(3,467)	(16,096)

LOSS BEFORE DISCONTINUED
OPERATIONS AND INCOME TAXES	(80,910)	(38,018)	(270,982)

DISCONTINUED OPERATIONS

Loss from discontinued operations	-	-	(2,563)

Total Discontinued Operations	-	-	(2,563)

LOSS BEFORE INCOME TAXES	(80,910)	(38,018)	(273,545)

Income taxes	-	-	-

NET LOSS	$(80,910)	$(38,018)	$(273,545)

BASIC NET LOSS PER SHARE OF
COMMON STOCK	$(0.01)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	6,043,121	5,774,600

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Stockholders’ Equity

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Payable	Stage

Balance, October 28, 1987	-	$-	$-	$-	$-

October 1987: Common Stock
issued for cash at
$0.002 per share	650,000	650	650	-	-

Net loss for the period ended
December 31, 1987	-	-	-	-	(1,540)

Balance, December 31, 1987	650,000	650	650	-	(1,540)

Net loss for the year ended
December 31, 1988	-	-	-	-	(241)

Balance, December 31, 1988	650,000	650	650	-	(1,781)

Net loss for the year ended
December 31, 1989	-	-	-	-	(41)

Balance, December 31, 1989	650,000	650	650	-	(1,822)

Net loss for the year ended
December 31, 1990	-	-	-	-	(741)

Balance, December 31, 1990	650,000	650	650	-	(2,563)

December 1991: Common stock
issued for cash at
$0.01 per share	2,600,000	2,600	23,400	-	-

Net loss for the year ended
December 31, 1991	-	-	-	-	(2,537)

Balance, December 31, 1991	3,250,000	3,250	24,050	-	(5,100)

Net loss for the year ended
December 31, 1992	-	-	-	-	(24,190)

Balance, December 31, 1992	3,250,000	3,250	24,050	-	(29,290)

Net loss for the year ended
December 31, 1993	-	-	-	-	(478)

Balance, December 31, 1993	3,250,000	3,250	$24,050	-	(29,768)

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Stockholders’ Equity (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Payable	Stage

Balance, December 31, 1993	3,250,000	$3,250	$24,050	$-	$(29,768)

Net loss for the year ended
December 31, 1994	-	-	-	-	(2,767)

Balance, December 31, 1994	3,250,000	3,250	24,050	-	(32,535)

Net loss for the year ended
December 31, 1995	-	-	-	-	(3,038)

Balance, December 31, 1995	3,250,000	3,250	24,050	-	(35,573)

July 1996: Common stock
issued for forgiveness of debt
at $0.08 per share	150,000	150	11,601	-	-

July 1996: Common stock
issued for services at $0.08
per share	120,000	120	9,480	-	-

Net loss for the year ended
December 31, 1996	-	-	-	-	(13,751)

Balance, December 31, 1996	3,520,000	3,520	45,131	-	(49,324)

Expenses paid on behalf of
company by shareholder	-	-	47	-	-

Net loss for the year ended
December 31, 1997	-	-	-	-	(424)

Balance, December 31, 1997	3,520,000	3,520	45,178	-	(49,748)

July 1998: Common Stock
issued for services at
$0.05 per share	100,000	100	4,900	-	-

Net loss for the year ended
December 31, 1998	-	-	-	-	(4,494)

Balance, December 31, 1998	3,620,000	3,620	50,078	-	(54,242)

January 1999: Common stock
issued for services at $0.01
per share	40,000	40	360	-	-

Net loss for the year ended
December 31, 1999	-	-	-	-	(603)

Balance, December 31, 1999	3,660,000	$3,660	$50,438	$-	$(54,845)

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Stockholders’ Equity (Continued)

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

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Stockholders’ Equity (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Payable	Stage

Balance, December 31, 2005	5,774,600	$5,775	$143,936	$(8,400)	$(192,635)

Stock subscription paid	-	-	-	8,400	-

Contributed services	-	-	29,447	-	-

July 2006: Common stock
Issued for services at
$0.25 per share	30,000	30	7,470	-	-

Common stock issued for cash
at $0.25 per share, January
through December 2006	498,000	498	124,003	-	-

Net loss for the year ended
December 31, 2006	-	-	-	-	(80,910)

Balance, December 31, 2006	6,302,600	$6,303	$304,856	$-	$(273,545)

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			October 28,
	For the Years Ended		1987 Through
	December 31,		Dec. 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(80,910)	$(38,018)	$(273,545)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on impairment of assets	-	-	2,000
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the company	-	-	47
Stock issued for services	7,500	-	17,100
Contributed services	29,447	19,428	94,410
Amortization	3,661	471	4,335
Changes in operating assets and liabilities:

(Increase) in organization costs	-	-	(203)
Increase in accounts payable	(6,457)	6,776	2,110
Increase in accounts payable - related party	550	2,904	45,688
Increase in accrued expenses	1,939	3,467	14,365

Net Cash Provided (Used) by Operating
Activities	(44,270)	(4,972)	(81,942)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of leasehold improvements	(5,000)	(5,474)	(10,474)

Net cash used in Financing Activities	(5,000)	(5,474)	(10,474)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	132,900	20,250	185,850

Net Cash Provided by Financing Activities	132,900	20,250	185,850

NET INCREASE (DECREASE) IN CASH	83,630	9,804	93,434

CASH AT BEGINNING OF PERIOD	9,804	-	-

CASH AT END OF PERIOD	$93,434	$9,804	$93,434

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON CASH FINANCING ACTIVITIES

Common stock issued for services	$7,500	$-	$17,100
Common stock issued for assets	$-	$-	$2,000
Contributed services	$29,447	$19,428	$94,410

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND HISTORY

Concrete Casting Incorporated (formerly Staco Incorporated) (the Company) was organized under the laws of the State of Nevada on October 28, 1987. The Company was organized for the purpose of pursing the business of stock transfer and register agent and conducted limited activity until operations ceased. The business remained inactive until 2001 during which time it sought new business opportunities. On November 30, 2001, the Company acquired certain assets from Mr. Cordell Henrie, a sole proprietor doing business as Concrete Casting. Mr. Henrie became and remains the president of the Company. The Company changed its name to Concrete Casting Incorporated on January 17, 2002. The assets included drawings, plans and concepts with respect to the design of products to be cast out of concrete. The Company is classified as a development stage company as defined in SFAS No. 7.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

The Company has no material operations to date and its accounting policies and procedures have not been determined, except as follows:

a. Accounting Method

The Company uses the accrual method of accounting and has selected a calendar year end.   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment and the deferred tax valuation allowance. Actual results could differ from those estimates.

b. Basic Loss Per Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

	For the Years Ended
	December 31,
	2006	2005

Numerator - loss	$(80,910)	$(38,018)

Denominator - weighted average
number of shares outstanding	6,043,121	5,774,600

Loss per share	$(0.01)	$(0.01)

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

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

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
NOL Carryover	$71,927	$56,384
Related Party Accruals	5,563	4,846
Depreciation	1,387	-
Deferred tax liabilities	-	-

Valuation allowance	(78,877)	(61,230)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2006	2005

Book loss	$(31,555)	$(14,827)
Contributed Services	11,484	7,577
Services	2,925	-
Other	70	1,352
State Taxes	818	-
Valuation allowance	16,258	5,898

	$-	$-

At December 31, 2006, the Company had net operating loss carryforwards of approximately $180,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

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

e. Related Party Transactions

Management Compensation - On September 1, 2005 the Company entered into a Consulting Agreement with one of its officers whereby the officer agreed to provide consulting services as directed by the Company’s board of directors including, but not limited to, the casting of concrete products, the supervision of any personnel hired for the purposes of casting concrete products, and consultation on other matters in regards to developing and promoting the business enterprises of the Company. The officer is considered an independent contractor. The Agreement calls for monthly payments of $700 over a period of three years, and is renewable thereafter on a month-to-month basis. During the years ended December 31, 2006 and 2005, the Company paid the officer $8,400 and $2,800 under the Agreement. No other compensation was paid to its officers or directors for the years ended December 31, 2006 and 2005. During the years ended December 31, 2006 and 2005, an officer of the Company and an attorney was paid $2,000 and $0 respectively and contributed a total of $29,447 and $19,428, respectively, in services to the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home mailing address, as needed, at no expense to the Company.

Shop Facilities - On September 1, 2005 the Company entered into a Lease Agreement with one of its officers whereby the Company agreed to lease a building owned by the officer to be used by the Company for shop and warehouse purposes. The term of the Agreement is for three years and calls for a monthly payment of $300. The lease automatically converts to a month-to-month tenancy thereafter until terminated by either of the parties. During the years ended December 31, 2006 and 2005, the Company paid the officer $3,600 and $1,200 under the Agreement.

Payable - Related Parties - During 2006 and 2005, shareholders of the company loaned the Company $550 and $2,904, respectively to cover current expenses. Interest is being imputed on the notes at 8%.  At December 31, 2006, the Company owed $45,688 to shareholders with accrued interest of $14,265.

f.  Revenue Recognition Policy

The Company recognizes revenue when products are paid for and goods have been delivered.  To date the Company has had minimal revenue and is still in the development stage.

g. Concentration

For the year ended December 31, 2006, the revenues of the Company from business operations consisted of one sale of product to one person.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 3 - COMMON STOCK TRANSACTIONS

During the year ended December 31, 2006 the Company accepted subscriptions from eight individuals and one entity for the purchase of a total of 498,000 shares of Common stock at a price of $0.25 per share for total proceeds to the Company of $124,500.  Proceeds of $8,400 for subscriptions accepted by the Company during the year ended December 31, 2005, were received during the year ended December 31, 2006.

During the year ended December 31, 2006 the Company issued 30,000 common shares at $0.25 per share to one individual in return for services rendered to the Company.

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

NOTE 4 - COMMITMENTS AND CONTINGINCIES

The Company has a non-cancelable operating lease for its facilities. The lease agreement requires a monthly payment of $300 and expires August 31, 2008. Rent expense for the years ended December 31, 2006 and 2005 was $3,600 and $1,200 respectively.

Future minimum lease payments for the facilities lease are as follows:

Payments Due During the Years
Ending December 31,	Amount

2007	$3,600
2008	2,400

Total	$6,000

NOTE 5 - INTANGIBLE ASSETS

On November 30, 2001, the Company signed an asset purchase with an individual doing business as Concrete Casting, a sole proprietorship (“Concrete”).

The Company issued 2,000,000 shares of its common stock to acquire certain intangible assets of Concrete. Those assets were all drawings, plans and concepts developed by Concrete with respect to the design of replicas of antiquities to be cast in concrete and marketed to the U.S. landscaping market and all methods and techniques developed by Concrete related to the casting of concrete for the purpose of casting replicas of antiquities and any proprietary right to the name Concrete Casting that Concrete may have for such name. The shares that were issued to purchase the assets were recorded at par value ($0.001) per share. Impairment of $2,000 was taken because cash flows from future operations could not be determined.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

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

NOTE 7 - LEASEHOLD IMPROVEMENTS

The Company's leasehold improvements include a 900 square foot concrete pad and materials used to enclose the shop area.  We depreciate the improvements using the straight line method and the useful life of three years.  Depreciation expense for the years ended December 31, 2006 and 2005 was $3,661 and $471, repsectively.

NOTE 8 -  NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the year ended December 31, 2006, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

•  SFAS No. 157, “Fair Value Measurements”;
•  FIN No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109”;
•  SFAS No. 156, “Accounting for Servicing of Financial Assets”;
•  SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”;
•  SFAS No. 154, “Accounting Changes and Error Corrections”; and
•  SFAS No. 123(R), “Share-Based Payment”.

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

ITEM 8B. OTHER INFORMATION

None
PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth the names, ages, and positions with Concrete Casting for each of the directors and officers of Concrete Casting.

Name	Age Position (1)

Cordell Henrie	51
CEO, President and Director (2)

(1) All executive officers are elected by the Board and hold office until the next Annual Meeting of shareholders and until their successors are elected and agree to serve.

(2) Mr. Henrie became an officer and a director of Concrete Casting on November 30, 2001. Following is certain biographical information about Mr. Henrie.

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

Item 10. Executive Compensation

The following table sets forth certain information as to our officers and directors.

Annual Compensation Table

		Annual Compensation				Long Term Compensation
Name	Title	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation

Cordell Henrie	CEO, President Director	2004 2005 2006	0 $2,800 $8,400	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

DIRECTOR COMPENSATION

There are no standard arrangements pursuant to which directors are compensated for services rendered to Concrete Casting. It is possible that Concrete Casting will compensate its directors in the future either in cash or stock for services as directors. However, no such arrangements are in place at the present time and none have been promised.

EMPLOYMENT AGREEMENTS

No officer or director has an employment agreement with Concrete Casting at the present time. Under an oral arrangement, our president is receiving at the present time compensation of $700 per month which began with the month ending September 30, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of April 10, 2007 and by the officers and directors of Concrete Casting as a group.

	Common	Percent of
Name and Address	Shares	Class (1)

Cordell Henrie	2,000,000	31.9%
100 Pine Wood Drive
Logan, Utah 84321

Thomas E. Hofer Estate	750,000	12.0%
P.O. Box 3431
Carefree, Arizona 85377

Jeff W. Holmes	900,000	14.3%
8555 East Voltaire Ave.
Scottsdale, Arizona 85260

All executive officers and directors	2,000,000	31.9%
as a group (one)

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

In September 2005, Concrete Casting entered into a three year lease for shop space with its president, Cordell Henrie, at the rate of $300 per month.

PART IV

Item 13. Exhibits

Exhibits

31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2005 was approximately $7,200. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2006 was approximately $8,300.

Audit-related Fees. Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2005 and 2006.

All other Fees. The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2005 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCRETE CASTING INCORPORATED

By: /s/ Cordell Henrie
Cordell Henrie, Chief Executive Officer

Date: April 13, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Cordell Henrie
Cordell Henrie, Director and
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
Date: April 13, 2007