Form 10QSB
period 2007-03-31
CONCRETE CASTING INC
filed 2007-05-14
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-QSB/A
________________________
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2007

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

(435) 760-6838
(Issurer’s telephone number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the registrant's classes of common stock, as of May 10, 2007: 6,302,600 shares of common stock, $.001 par value per share.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2007 and December 31, 2006

CONCRETE CASTING INCORPORATED
(A Development Stage Company)

Balance Sheets

ASSETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$84,941	$93,434

Total Current Assets	84,941	93,434

OTHER ASSETS

Equipment	2,269	-
Leasehold improvements	10,474	10,474
Accumulated amortization	(5,069)	(4,131)
Intangible assets, net of an allowance of $2,000	-	-

Total Other Assets	7,674	6,343

TOTAL ASSETS	$92,615	$99,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$7,714	$2,110
Customer deposits	100	100
Accounts payable - related party	45,688	45,688
Accrued interest payable - related party	15,179	14,265

Total Liabilities	68,681	62,163

STOCKHOLDERS’ EQUITY

Common stock: 50,000,000 shares authorized of
$0.001 par value; 6,302,600 shares issued
and outstanding	6,303	6,303
Additional paid-in capital	304,856	304,856
Deficit accumulated during the development stage	(287,225)	(273,545)

Total Stockholders’ Equity	23,934	37,614

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$92,615	$99,777

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Operations
(Unaudited)
			From
			Inception on
	For the		October 28,
	Three Months Ended		1987 Through
	March 31,		March 31,
	2007	2006	2007

REVENUES
Income	$-	$-	$1,450
Cost of Goods Sold	-	-	1,283
Gross Profit	-	-	167

EXPENSES

General and administrative	12,766	21,450	265,819
Loss on impairment of asset	-	-	2,000

Total Expenses	12,766	21,450	267,819

NET OPERATING LOSS	(12,766)	(21,450)	(267,652)

OTHER EXPENSES

Interest expense	(914)	(914)	(17,010)

Total Other Expenses	(914)	(914)	(17,010)

LOSS BEFORE DISCONTINUED
OPERATIONS AND INCOME TAXES	(13,680)	(22,364)	(284,662)

DISCONTINUED OPERATIONS

Loss from discontinued operations	-	-	(2,563)

Total Discontinued Operations	-	-	(2,563)

LOSS BEFORE INCOME TAXES	(13,680)	(22,364)	(287,225)

Income taxes	-	-	-

NET LOSS	$(13,680)	$(22,364)	$(287,225)

BASIC NET LOSS PER SHARE OF
COMMON STOCK	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	6,302,600	5,782,467

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
	For the		October 28,
	Three Months Ended		1987 Through
	March 31,		March 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(13,680)	$(22,364)	$(287,225)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on impairment of assets	-	-	2,000
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the company	-	-	47
Stock issued for services	-	-	17,100
Contributed services	-	7,125	94,410
Amortization	938	521	5,273
Changes in operating assets and liabilities:
(Increase) in organization costs	-	-	(203)
Increase in accounts payable	5,604	(1,982)	7,714
Increase in accounts payable - related party	-	560	45,688
Increase in accrued expenses	914	914	15,279

Net Cash Used by Operating
Activities	(6,224)	(15,226)	(88,166)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

Purchase of equipment	(2,269)	-	(2,269)
Purchase of leasehold improvements	-	(5,000)	(10,474)

Net Cash Used in Financing Activities	(2,269)	(5,000)	(12,743)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	-	11,400	185,850

Net Cash Provided by Financing Activities	-	11,400	185,850

NET INCREASE (DECREASE) IN CASH	(8,493)	(8,826)	84,941

CASH AT BEGINNING OF PERIOD	$93,434	9,804	-

CASH AT END OF PERIOD	$84,941	$978	$84,941

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON CASH FINANCING ACTIVITIES

Common stock issued for services	$-	$-	$17,100
Common stock issued for assets	$-	$-	$2,000
Contributed services	$-	$7,125	$94,410

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE 3 - EQUIPMENT

During the quarter ended March 31, 2007, the Company paid $2,268.91 for equipment. Of that amount, $767.04 was spent for a casing vibrator with is used to settle concrete evenly down into the sides of a mold. The remaining $1,501.87 was spent for sheet metal which will be used by the Company to fabricate molds for casting residential window well applications.

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

As of May 10, 2007, we have sufficient cash on hand to complete our current development and marketing plans. Whether we will be able to expand marketing efforts and develop additional products during the next twelve months will depend upon the commercial success of our current efforts. We plan to expand our business over time as business revenues permit.

As of March 31, 2007, we had cash on hand of approximately $85,000. This cash has come from sales of our common stock at the purchase price of $0.25 per share pursuant to an offering registered with the U.S. Securities and Exchange Commission. The offering was terminated in July of 2006 after selling 612,600 shares for a total investment proceeds to Concrete Casting of $153,000.

Forward-Looking Statements:

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of May 10, 2007.

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

Date: May 11, 2007

CONCRETE CASTING INCORPORATED

By: /s/ Cordell Henrie
Name: Cordell Henrie
Title: Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer