Form 10QSB
period 2007-06-30
CONCRETE CASTING INC
filed 2007-08-20
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-QSB/A
________________________
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-102684

CONCRETE CASTING INCORPORATED
(Exact name of Registrant as specified in its charter)

NEVADA	87-0451230
(State or other Jurisdiction of	(IRS Employer I.D. No.)
Incorporation or organization)

3518 N. 1450 W., Pleasant Grove, UT 84062
(Address of principal executive offices)

(435) 760-6838
(Issurer’s telephone number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the registrant's classes of common stock, as of August 17, 2007: 6,822,600 shares of common stock, $.001 par value per share.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
CONCRETE CASTING INCORPORATED
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2007 and December 31, 2006

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$114,464	$93,434

Total Current Assets	114,464	93,434

OTHER ASSETS

Equipment	2,269	-
Leasehold improvements	10,474	10,474
Accumulated amortization	(6,044)	(4,131)
Intangible assets, net of an allowance of $2,000	-	-

Total Other Assets	6,699	6,343

TOTAL ASSETS	$121,163	$99,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$6,038	$2,110
Customer deposits	100	100
Accounts payable - related party	45,688	45,688
Accrued interest payable - related party	16,093	14,265

Total Liabilities	67,919	62,163

STOCKHOLDERS’ EQUITY

Common stock: 50,000,000 shares authorized of
$0.001 par value; 6,822,600 and 6,302,600 shares issued
and outstanding, respectively	6,823	6,303
Additional paid-in capital	434,336	304,856
Deficit accumulated during the development stage	(387,915)	(273,545)

Total Stockholders’ Equity	53,244	37,614

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$121,163	$99,777

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception on
	For the		For the		October 28,
	Three Months Ended		Six Months Ended		1987 Through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

REVENUES
Income	$-	$-	$-	$-	$1,450
Cost of Goods Sold	-	-	-	-	1,283
Gross Profit	-	-	-	-	167

EXPENSES

General and administrative	99,776	17,535	112,542	38,986	365,595
Loss on impairment of asset	-	-	-	-	2,000

Total Expenses	99,776	17,535	112,542	38,986	367,595

NET OPERATING LOSS	(99,776)	(17,535)	(112,542)	(38,986)	(367,428)

OTHER EXPENSES

Interest expense	(914)	(914)	(1,828)	(1,827)	(17,924)

Total Other Expenses	(914)	(914)	(1,828)	(1,827)	(17,924)

LOSS BEFORE DISCONTINUED
OPERATIONS AND INCOME TAXES	(100,690)	(18,449)	(114,370)	(40,813)	(385,352)

DISCONTINUED OPERATIONS

Loss from discontinued operations	-	-	-	-	(2,563)

Total Discontinued Operations	-	-	-	-	(2,563)

LOSS BEFORE INCOME TAXES	(100,690)	(18,449)	(114,370)	(40,813)	(387,915)

Income taxes	-	-		-	-

NET LOSS	$(100,690)	$(18,449)	$(114,370)	$(40,813)	$(387,915)

BASIC NET LOSS PER SHARE OF
COMMON STOCK	$(0.02)	$(0.00)	$(0.02)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	6,397,325	6,072,600	6,350,224	6,072,600

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

				From
				Inception on
	For the			October 28,
	Six Months Ended			1987 Through
	June 30,			June 30,
	2007		2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss		$(114,370)	$(40,813)	$(387,915)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on impairment of assets		-	-	2,000
Stock issued for forgiveness of debt		-	-	11,751
Expenses paid on behalf of the company		-	-	47
Stock issued for services		-	-	17,100
Contributed services			15,822	94,410
Amortization		1,913	1,042	6,248
Changes in operating assets and liabilities:
(Increase) in organization costs		-	-	(203)
Increase (decrease) in accounts payable		3,928	(568)	6,038
Increase in accounts payable - related party		-	550	45,688
Increase in accrued expenses		1,828	1,828	16,193

Net Cash Used by Operating
Activities		(106,701)	(22,139)	(188,643)

CASH FLOWS FROM INVESTING ACTIVITIES:		-	-	-

Purchase of equipment		(2,269)	-	(2,269)
Purchase of leasehold improvements		-	(5,000)	(10,474)

Net cash used in Investing Activities		(2,269)	(5,000)	(12,743)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash		130,000	82,900	315,850

Net Cash Provided by Financing Activities		130,000	82,900	315,850

NET INCREASE IN CASH		21,030	55,761	114,464

CASH AT BEGINNING OF PERIOD		93,434	9,804	-

CASH AT END OF PERIOD		$114,464	$65,565	$114,464

CASH PAID FOR:

Interest		$-	$-	$-
Income taxes		$-	$-	$-

SCHEDULE OF NON CASH FINANCING ACTIVITIES

Common stock issued for services		$-	$-	$17,100
Common stock issued for assets		$-	$-	$2,000
Contributed services	$		$15,822	$94,410

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE 3 - SALE OF STOCK

During the quarter ended June 30, 2007, the Company sold 520,000 shares of common stock to a total of seven individuals at the sales price of $0.25 per share for offering proceeds to the Company of $130,000. The sales were pursuant to a private placement exempt from the registration requirements of Section 5 of the Securities Act of 1933.

NOTE 4 - BONUS PAID TO GARY R. HENRIE

        Because Gary R. Henrie has given help to the Company that has been very beneficial to the Company, on May 24, 2007, the Company determined to pay Mr. Henrie a bonus of $85,000. Of that amount, the Company paid Mr. Henrie $20,000 on May 24, 2007, and $65,000 on June 14, 2007.

NOTE 5 - SUBSEQUENT EVENT

At June 30, 2007, the Company had accounts payable to a related party in the amount of $45,688 and interest payable to a related party in the amount of $16,093. Both of these payables were paid in full by the Company on July 9, 2007.

ITEM 2.  PLAN OF OPERATIONS

PLAN OF OPERATIONS

Our business plan for the next twelve months is to market concrete products that we can obtain from third party wholesalers. We also expect to complete the development of a water feature in the form of a fountain to be used for landscaping purposes. We need no further financing to develop this water feature and hope to have our first proto type to our retailer in the Phoenix, Arizona area by year end.

All work on the water feature is being performed at the present time by our president. When we begin to cast product, we expect to hirer one additional employee to help with the casting process. The marketing of concrete products cast by third party manufactures is being conducted by Jose Palomar, our sales manager located in the Phoenix, Arizona area.

As of August 17, 2007, we have sufficient cash on hand to complete our current development and marketing plans. Whether we will be able to expand marketing efforts and develop additional products during the next twelve months will depend upon the commercial success of our current efforts. We plan to expand our business over time as business revenues permit.

As of June 30, 2007, we had cash on hand of $114,464. This cash has come from sales of our common stock at the purchase price of $0.25 per share pursuant to a private placement of our common shares during June, 2007. During June, we sold 520,000 shares for  total investment proceeds to Concrete Casting of $130,000.  Also during the quarter ended June 30, 2007, the Company paid Gary R. Henrie a bonus of $85,000 for help to the Company that has been very beneficial to the Company.

Forward-Looking Statements:

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of August 17, 2007.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During June, 2007, we conducted a private placement of the common shares of the Company. The placement was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act. A total of 520,000 common shares were sold to a total of seven persons at the price of $0.25 per share for total proceeds to the Company of $130,000. The money will be used as working capital to support the day to day operations of the Company.

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

Date: August 20, 2007

CONCRETE CASTING INCORPORATED

By: /s/ Cordell Henrie
Name: Cordell Henrie
Title: Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer