Form 10QSB
period 2007-09-30
CONCRETE CASTING INC
filed 2007-11-28
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-QSB/A
________________________
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

(435) 760-6838
(Issurer’s telephone number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the registrant's classes of common stock, as of November 28, 2007: 6,962,600 shares of common stock, $.001 par value per share.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$73,913	$93,434

Total Current Assets	73,913	93,434

OTHER ASSETS

Equipment	2,269	-
Leasehold improvements	10,474	10,474
Accumulated amortization	(7,001)	(4,131)

Total Other Assets	5,742	6,343

TOTAL ASSETS	$79,655	$99,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$5,118	$2,110
Customer deposits	100	100
Accounts payable - related party	-	45,688
Accrued interest payable - related party	-	14,265

Total Liabilities	5,218	62,163

STOCKHOLDERS’ EQUITY

Common stock: 50,000,000 shares authorized of
$0.001 par value; 6,962,600 and 6,302,600 shares issued
and outstanding, respectively	6,963	6,303
Additional paid-in capital	469,196	304,856
Deficit accumulated during the development stage	(401,722)	(273,545)

Total Stockholders’ Equity	74,437	37,614

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$79,655	$99,777

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception on
	For the		For the		October 28,
	Three Months Ended		Nine Months Ended		1987 Through
	September 30,		September 30,		Sept. 30,
	2007	2006	2007	2006	2007

REVENUES
Income	$-	$-	$-	$-	$1,450
Cost of Goods Sold	-	-	-	-	1,283
Gross Profit	-	-	-	-	167

EXPENSES

General and administrative	13,176	19,898	125,718	58,884	378,771
Loss on impairment of asset	-	-	-	-	2,000

Total Expenses	13,176	19,898	125,718	58,884	380,771

NET OPERATING LOSS	(13,176)	(19,898)	(125,718)	(58,884)	(380,604)

OTHER EXPENSES

Interest expense	(631)	(914)	(2,459)	(2,741)	(18,555)

Total Other Expenses	(631)	(914)	(2,459)	(2,741)	(18,555)

LOSS BEFORE DISCONTINUED
OPERATIONS AND INCOME TAXES	(13,807)	(20,812)	(128,177)	(61,625)	(399,159)

DISCONTINUED OPERATIONS

Loss from discontinued operations	-	-	-	-	(2,563)

Total Discontinued Operations	-	-	-	-	(2,563)

LOSS BEFORE INCOME TAXES	(13,807)	(20,812)	(128,177)	(61,625)	(401,722)

Income taxes	-	-	-	-	-

NET LOSS	$(13,807)	$(20,812)	$(128,177)	$(61,625)	$(401,722)

BASIC NET LOSS PER SHARE OF
COMMON STOCK	$(0.00)	$(0.00)	$(0.02)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	6,824,122	6,246,513	6,509,926	5,971,500

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
	For the		October 28,
	Nine Months Ended		1987 Through
	Sept. 30,		Sept. 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(128,177)	$(61,625)	$(401,722)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on impairment of assets	-	-	2,000
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the company	-	-	47
Stock issued for services	-	-	17,100
Contributed services	-	27,572	94,410
Amortization	2,870	1,564	7,205
Changes in operating assets and liabilities:
(Increase) in organization costs	-	-	(203)
Increase (decrease) in accounts payable	3,008	(5,075)	5,118
Increase (decrease) in accounts payable - related party	(45,688)	550	-
Increase (decrease) in accrued expenses	(14,265)	2,741	100

Net Cash Used by Operating
Activities	(182,252)	(34,273)	(264,194)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

Purchase of equipment	(2,269)	-	(2,269)
Purchase of leasehold improvements	-	(5,000)	(10,474)

Net cash used in Investing Activities	(2,269)	(5,000)	(12,743)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	165,000	132,900	350,850

Net Cash Provided by Financing Activities	165,000	132,900	350,850

NET INCREASE (DECREASE) IN CASH	(19,521)	93,627	73,913

CASH AT BEGINNING OF PERIOD	$93,434	9,804	-

CASH AT END OF PERIOD	$73,913	$103,431	$73,913

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON CASH FINANCING ACTIVITIES

Common stock issued for services	$-	$-	$17,100
Common stock issued for assets	$-	$-	$2,000
Contributed services	$-	$27,572	$94,410

The accompanying notes are an integral part of these financial statements.

CONCRETE CASTING INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE 3 - SALE OF STOCK

During the quarter ended September 30, 2007, the Company sold 140,000 shares of common stock to a total of five individuals at the sales price of $0.25 per share for offering proceeds to the Company of $35,000. The sales were pursuant to a private placement exempt from the registration requirements of Section 5 of the Securities Act of 1933.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

PLAN OF OPERATIONS

Our business plan for the next twelve months is to market concrete products that we can obtain from third party wholesalers. We also expect to complete the development of a water feature in the form of a fountain to be used for landscaping purposes. We need no further financing to develop this water feature and hope to have our first proto type to our retailer in the Phoenix, Arizona area by March, 2008.

All work on the water feature is being performed at the present time by our president. When we begin to cast product, we expect to hire one additional employee to help with the casting process. The marketing of concrete products cast by third party manufactures is being conducted by Jose Palomar, our sales manager located in the Phoenix, Arizona area.

As of November 19, 2007, we have sufficient cash on hand to complete our current development and marketing plans. Whether we will be able to expand marketing efforts and develop additional products during the next twelve months will depend upon the commercial success of our current efforts. We plan to expand our business over time as business revenues permit.

As of September 30, 2007, we had cash on hand of $73,913. This cash has come from sales of our common stock at the purchase price of $0.25 per share pursuant to a private placement of our common shares during June through September of 2007. In the private placement we sold 660,000 shares for a total investment proceeds to Concrete Casting of $165,000.

Forward-Looking Statements:

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of November 19, 2007.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the third quarter of 2007, we continued a private placement of the common shares of the Company. The private placement was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act. During the quarter, a total of 140,000 common shares were sold to a total of five persons at the price of $0.25 per share for total proceeds to the Company of $35,000. The money will be used as working capital to support the day to day operations of the Company.

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

Date: November 28, 2007

CONCRETE CASTING INCORPORATED

By: /s/ Cordell Henrie
Name: Cordell Henrie
Title: Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer