Form 10KSB
period 2007-12-31
CONCRETE CASTING INC
filed 2008-04-15
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [  ]

State issuer’s revenues for its most recent fiscal year.  $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 11, 2008 is $828,150.

The number of shares of the issuer’s Common Stock outstanding as of April 11, 2008 is 7,012,600.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

CONCRETE CASTING INCORPORATED

FORM 10-KSB

PART I

Item 1. Description of Business

GENERAL

Concrete Casting was incorporated on October 28, 1987 pursuant to the laws of the State of Nevada under the name Staco Incorporated. It was organized for the purpose of conducting business as a transfer agent.  This business was unsuccessful as a transfer agent and became inactive. The business remained inactive until 2001 during which time it sought to acquire assets or shares of a business operation that had potential for profit. On November 30, 2001, we acquired certain assets from Mr. Cordell Henrie, a sole proprietor doing business as Concrete Casting. Mr. Henrie became the president of Concrete Casting. We changed our name to Concrete Casting Incorporated on January 17, 2002. The assets included drawings, plans and concepts with respect to the design of replicas of antiquities to be cast in concrete and marketed to the U.S. landscaping market.  From November 30, 2001, through December 31, 2007, our business focus remained concrete products though our emphasis changed from replicas of antiquities to construction applications such as casted window wells and water features for landscaping use.

Due to time demand pressures upon Mr. Henrie from other sources, as of December 31, 2007, he was no longer able to devote the time necessary to our product development and he resigned his officer and director positions.  Since our business development in the concrete casting industry was not sufficiently mature to render us commercially viable in that industry, the decision was made to shut down development of concrete products and discontinue those operations.  We hired Kevin J. Asher as our new president and he is now attempting to locate and acquire new business opportunities.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as Concrete Casting has only limited resources, it may be difficult to find good opportunities. There can be no assurance that Concrete Casting will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to Concrete Casting and its shareholders.  Concrete Casting will select any potential business opportunity based on management's business judgment.

The activities of Concrete Casting are subject to several significant risks which arise primarily as a result of the fact that Concrete Casting has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of Concrete Casting's shareholders. The risks faced by Concrete Casting are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

Employees

Concrete Casting has no employees at this time other than Kevin J. Asher, its sole director and officer.

Item 2. Description of Property

Concrete Casting's administrative offices are provided by one of our shareholders.  Without current operations, the space provided is adequate for Concrete Casting's needs.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the share holders during the fiscal year ended December 31, 2007.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

NO PRESENT PUBLIC MARKET

Our common stock is listed on the OTC Electronic Bulletin Board under the symbol CCSG.  However, there has never been any material trading of our shares.  Our symbol was first assigned in fourth quarter of 2006.

OPTION, WARRANTS AND REGISTRATION RIGHTS

We have no outstanding options or warrants to purchase, or securities convertible into, common equity of Concrete Casting. There are no shares Concrete Casting has agreed to register under the Securities Act for sale by security holders.

RULE 144 SHARES

No shares of our common stock are available for resale to the public in accordance with Rule 144 of the Act.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which:

1.)	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
2.)
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws;

3.)	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and significance of the spread between the "bid" and "ask" price;
4.)	contains a toll-free telephone number for inquiries on disciplinary actions;
5.)	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
6.)	contains such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer:

1.)	with bid and offer quotations for the penny stock;
2.)	the compensation of the broker-dealer and its salesperson in the transaction;
3.)	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
4.)	monthly account statements showing the market value of each penny stock held in the customer's account.

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

HOLDERS OF OUR COMMON STOCK

As of the date of this registration statement, we have 86 registered shareholders.

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

Item 6. Management’s Plan of Operation

PLAN OF OPERATIONS

Due to the closure of our business operations on December 31, 2007, our business plan for the next 12 months will be to locate new business opportunities for Concrete Casting.  With the closure of our operations, our overall cash needs should be met with available resources. However, we would probably need additional funds to start a new business. Any business decision will be dictated by the requirement for start up funding and our ability to obtain sufficient funding to launch a new business endeavor.

As of March 6, 2008, we have cash on hand of approximately $50,000 which given current expenditures will see us through to the end of March, 2008. This cash has come from sales of our common stock at the purchase price of $0.25 per share pursuant to a private offering of our shares.  During 2007, pursuant to the private offering we sold 660,000 shares for a total investment proceeds to Concrete Casting of $165,000.  Our current expenditures include primarily the payment of professional fees necessary to keep the corporate structure of Concrete Casting in good standing and to meet the reporting requirements with the Securities and Exchange Commission.

Forward-Looking Statements:

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of March 6, 2008.

Item 7. Financial Statements

CONCRETE CASTING INCORPORATED
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Concrete Casting, Inc.
(A Development Stage Company)
Pleasant Grove, Utah

We have audited the accompanying balance sheets of Concrete Casting, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended then ended and from inception of the development stage on October 28, 1987 through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concrete Casting, Inc. (a development stage company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and from inception of the development stage on October 28, 1987 through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Concrete Casting Inc.'s (a development stage company) internal control over financial reporting as of December 31, 2007 included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

As discussed in Note 6 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raises substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 6.)  The 2007 and 2006 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 14, 2008

CONCRETE CASTING, INC.
(A Development Stage Company)
BALANCE SHEETS
December 31, 2007 and 2006

ASSETS
	2007	2006

Current Assets
Cash and cash equivalents (Note 1)	$44,372	$93,434

Total Current Assets	44,372	93,434

Property and equipment, net (Note 1)	-	6,343

Assets held for Sale (Note 1)	13,131	-

Total Assets	$57,503	$99,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,997	$2,110
Customer deposits	100	100
Accounts payable - related party	-	45,688
Accrued interest - related party	-	14,265

Total Liabilities	7,097	62,163

Commitments and Contingencies (Note 3)	-	-

Stockholders' Equity (Notes 1 and 2)
Common stock, $.001 par value, 50,000,000 shares authorized,
6,962,600 and 6,302,600 shares issued and outstanding,	6,963	6,303
respectively
Additional paid-in capital	469,196	304,856
Accumulated deficit	(425,753)	(273,545)

Total Stockholders' Equity	50,406	37,614

Total Liabilities and Stockholders' Equity	$57,503	$99,777

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006 and
From the Date of Inception October 28, 1987 through December 31, 2007

	2007	2006	From the Date of Inception, October 28, 1987 through December 31, 2007

Revenues	$-	$-	$-

Cost of Revenues	-	-	-

Gross Profit (Loss)	-	-	-

General and Administrative Expenses	-	-	-
Loss on Impairment of Asset	-	-	-

Loss from Operations	-	-	-

Other Expenses - Interest and Miscellaneous	2,459	3,670	18,555

Loss Before Discontinued Operations	(2,459)	(3,670)	(18,555)
and Income Taxes

Discontinued Operations and
Income Taxes

Loss on Disposal of Assets	(4,785)	-	(4,785)
Loss from discontinued operations (Note 5)	(144,964)	(77,240)	(402,413)

Loss Before Income Taxes	(152,208)	(80,910)	(425,753)

Income Taxes	-	-	-

Net Loss	$(152,208)	$(80,910)	$(425,753)

Basic and Diluted Loss
per Common Share from Continued Operations (Note 1)	$-	$-

Basic and Diluted Loss
per Common Share from Discontinued Operations	$(0.02)	$(0.01)

Weighted Average Common Shares;
basic and diluted	6,623,641	6,043,121

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at October 28, 1987	-	$-	$-	$-	$-	$-

October 1987: Common stock offering at $.002/share	650,000	650	650	-	-	1,300

Net loss for the year ended
December 31, 1987	-	-	-	-	(1,540)	(1,540)

Balance at December 31, 1987	650,000	650	650	-	(1,540)	(240)

Net loss for the year ended
December 31, 1988	-	-	-	-	(241)	(241)

Balance at December 31, 1988	650,000	650	650	-	(1,781)	(481)

Net loss for the year ended
December 31, 1989	-	-	-	-	(41)	(41)

Balance at December 31, 1989	650,000	650	650	-	(1,822)	(522)

Net loss for the year ended
December 31, 1990	-	-	-	-	(741)	(741)

Balance at December 31, 1990	650,000	650	650	-	(2,563)	(1,263)

December 1991: Common stock offering at $.01/share	2,600,000	2,600	23,400	-	-	26,000

Net loss for the year ended
December 31, 1991	-	-	-	-	(2,537)	(2,537)

Balance at December 31, 1991	3,250,000	$3,250	$24,050	$-	$(5,100)	$22,200

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at December 31, 1991	3,250,000	$3,250	$24,050	$-	$(5,100)	$22,200

Net loss for the year ended
December 31, 1992	-	-	-	-	(24,190)	(24,190)

Balance at December 31, 1992	3,250,000	3,250	24,050	-	(29,290)	(1,990)

Net loss for the year ended
December 31, 1993	-	-	-	-	(478)	(478)

Balance at December 31, 1993	3,250,000	3,250	24,050	-	(29,768)	(2,468)

Net loss for the year ended
December 31, 1994	-	-	-	-	(2,767)	(2,767)

Balance at December 31, 1994	3,250,000	3,250	24,050	-	(32,535)	(5,235)

Net loss for the year ended
December 31, 1995	-	-	-	-	(3,038)	(3,038)

Balance at December 31, 1995	3,250,000	$3,250	$24,050	$-	$(35,573)	$(8,273)

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at December 31, 1995	3,250,000	$3,250	$24,050	$-	$(35,573)	$(8,273)

July 1996: Common stock issued for
forgiveness of debt at $.078/share	150,000	150	11,601	-	-	11,751

July 1996: Common stock issued for
services at $.08/share	120,000	120	9,480	-	-	9,600

Net loss for the year ended
December 31, 1996	-	-	-	-	(13,751)	(13,751)

Balance at December 31, 1996	3,520,000	3,520	45,131	-	(49,324)	(673)

Expenses paid on behalf of
Company by shareholder	-	-	47	-	-	47

Net loss for the year ended
December 31, 1997	-	-	-	-	(424)	(424)

Balance at December 31, 1997	3,520,000	$3,520	$45,178	$-	$(49,748)	$(1,050)

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at December 31, 1997	3,520,000	$3,520	$45,178	$-	$(49,748)	$(1,050)

July 1998: Common stock issued for
services at $.05/share	100,000	100	4,900	-	-	5,000

Net loss for the year ended
December 31, 1998	-	-	-	-	(4,494)	(4,494)

Balance at December 31, 1998	3,620,000	3,620	50,078	-	(54,242)	(544)

January 1999: Common stock issued
for services at $.01/share	40,000	40	360	-	-	400

Net loss for the year ended
December 31, 1999	-	-	-	-	(603)	(603)

Balance at December 31, 1999	3,660,000	3,660	50,438	-	(54,845)	(747)

Net loss for the year ended
December 31, 2000	-	-	-	-	(16,159)	(16,159)

Balance at December 31, 2000	3,660,000	$3,660	$50,438	$-	$(71,004)	$(16,906)

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at December 31, 2000	3,660,000	$3,660	$50,438	$-	$(71,004)	$(16,906)

November 2001: Common stock issued to acquire assets of Concrete Casting, Inc. at $.001/share	2,000,000	2,000	-	-	-	2,000

Net loss for the year ended
December 31, 2001	-	-	-	-	(10,966)	(10,966)

Balance at December 31, 2001	5,660,000	5,660	50,438	-	(81,970)	(25,872)

Contributed Services	-	-	11,500	-	-	11,500

Net loss for the year ended
December 31, 2002	-	-	-	-	(19,173)	(19,173)

Balance at December 31, 2002	5,660,000	5,660	61,938	-	(101,143)	(33,545)

Contributed Services	-	-	14,462	-	-	14,462

Net loss for the year ended
December 31, 2003	-	-	-	-	(23,453)	(23,453)

Balance at December 31, 2003	5,660,000	5,660	76,400	-	(124,596)	(42,536)

Contributed Services	-	-	19,573	-	-	19,573

Net loss for the year ended
December 31, 2004	-	-	-	-	(30,021)	(30,021)

Balance at December 31, 2004	5,660,000	$5,660	$95,973	$-	$(154,617)	$(52,984)

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at December 31, 2004	5,660,000	$5,660	$95,973	$-	$(154,617)	$(52,984)

September through December 2005:
Common stock offering at $.25/share	114,600	115	28,535	(8,400)	-	20,250

Contributed Services	-	-	19,428	-	-	19,428

Net loss for the year ended
December 31, 2005	-	-	-	-	(38,018)	(38,018)

Balance at December 31, 2005	5,774,600	5,775	143,936	(8,400)	(192,635)	(51,324)

Stock subscription paid	-	-	-	8,400	-	8,400

Contributed Services	-	-	29,447	-	-	29,447

July 2006: Common stock issued for services at $.25/share	30,000	30	7,470	-	-	7,500

January through December 2006:
Common stock offering at $.25/share	498,000	498	124,003	-	-	124,501

Net loss for the year ended
December 31, 2006	-	-	-	-	(80,910)	(80,910)

Balance at December 31, 2006	6,302,600	$6,303	$304,856	$-	$(273,545)	$37,614

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at December 31, 2006	6,302,600	$6,303	$304,856	$-	$(273,545)	$37,614

June through September 2007:
Common stock offering at $.25/share	660,000	660	164,340	-	-	165,000

Net loss for the year ended
December 31, 2007	-	-	-	-	(152,208)	(152,208)

Balance at December 31, 2007	6,962,600	$6,963	$469,196	$-	$(425,753)	$50,406

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006 and
From the Date of Inception October 28, 1987 through December 31, 2007

	2007	2006	From the date of Inception, October 28, 1987 through December 31, 2007

Increase (decrease) in cash
and cash equivalents:

Cash flows from operating activities:
Net Loss	$(152,208)	$(80,910)	$(425,753)

Adjustments to reconcile net loss
to net cash provided (used) by
operating activities:
Loss on impairment of assets	-	-	2,000
Loss on disposal of assets	4,785	-	4,785
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the Company	-	-	47
Stock issued for services	-	7,500	17,100
Contributed Services	-	29,447	94,410
Depreciation	3,827	3,661	8,162

Changes in assets and liabilities:
(Increase) decrease in assets held for sale	(13,131)	-	(13,131)
(Increase) decrease in organization costs	-	-	(203)
Increase (decrease) in accounts payable	4,887	(6,457)	6,997
Increase (decrease) in accounts payable - related party	(45,688)	550	-
Increase (decrease) in accrued expenses	(14,265)	1,939	100
Net cash used by operating activities	(211,793)	(44,270)	(293,735)

Cash flows from investing activities:
Purchase of fixed assets	(2,269)	-	(2,269)
Purchase of leasehold improvements	-	(5,000)	(10,474)
Net cash used by investing activities	(2,269)	(5,000)	(12,743)

Cash flows from financing activities:
Proceeds from equity issuances	165,000	132,900	350,850
Net cash provided by financing activities	165,000	132,900	350,850

Net increase (decrease) in cash and cash equivalents	(49,062)	83,630	44,372
Cash and cash equivalents at beginning of year	93,434	9,804	-
Cash and cash equivalents at end of year	$44,372	$93,434	$44,372

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006 and
From the Date of Inception October 28, 1987 through December 31, 2007

	2007	2006	From the Date of Inception, October 28, 1987 through December 31, 2007

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$16,724	$-	$16,724
Taxes	$-	$-	$-

Non-cash investing and financing activities:
Equity issued for services	$-	$7,500	$17,100
Equity issued for assets	$-	$-	$2,000
Contributed services	$-	$29,447	$94,410

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Organization and History

Concrete Casting Incorporated (formerly Staco Incorporated) (the Company) was organized under the laws of the State of Nevada on October 28, 1987.  The Company was organized for the purpose of pursing the business of stock transfer and register agent and conducted limited activity until operations ceased.  The business remained inactive until 2001 during which time it sought new business opportunities.  On November 30, 2001, the Company acquired certain assets from Mr. Cordell Henrie, a sole proprietor doing business as Concrete Casting. Mr. Henrie became the president of the Company.  The Company changed its name to Concrete Casting Incorporated on January 17, 2002. The assets included drawings, plans and concepts with respect to the design of products to be cast out of concrete.  The Company pursued the development of its concrete casting assets but never generated significant revenues.  On December 31, 2007, Mr. Henrie resigned as an officer and a director of the Company to pursue other interests and the Company has discontinued its concrete casting operations.  The Company has retained the services of Kevin J. Asher to serve as its sole officer and director.  Mr. Asher is seeking to acquire new business opportunities for the Company.  The Company is classified as a development stage company as defined in SFAS No. 7.

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

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Assets Held for Sale

During the year ended December 31, 2007 the company purchased inventory for use in its concrete casting operation.  In association with the Company ceasing its operating business, $13,131 of inventory has been reclassified as assets held for sale.  Subsequent to December 31, 2007 the company has sold substantially all of the assets at cost.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.  The average lives range from three (3) to five (5) years. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.   As of December 31, 2007 the Company has discontinued its operations.  As a result of this the company has written off the value of its leasehold improvements as they were linked to an operating lease that was cancelled as of that date.  The Company has also abandoned equipment purchased during the current year as it was linked to the concrete casting operations and was determined to have no value.  The depreciated value of the leasehold improvements and equipment was $4,785 prior to the abandonment of these assets.  The Company has recognized a loss on disposal of its fixed assets of $4,785 for the year ended December 31, 2007.  This amount is included in the loss from discontinued operations.

For the years ended December 31, 2007 and 2006, depreciation expense was $3,827 and $3,661 respectively.

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
(Continued)
Income Taxes

The Companies operations have not changed significantly compared to prior years.  The Companies tax position taken in prior years for deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Management reviews these items regularly in light of changes in tax laws and court rulings at both federal and state levels.

The Company has adopted the provisions of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007.

The Company files income tax returns in the U.S. federal jurisdiction, and the state of Colorado.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

As of December 31, 2007 the Company does not believe it has filed federal or Utah income tax returns since 1990.  Due to losses for those periods the Company does not believe it has any tax liability related to those tax years.

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
(Continued)

Basic Loss per Common Share

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic net loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.

	2007	2006
Loss available to common stockholders	$152,208	$(80,910)
Weighted average number of common shares used in basic earnings per share	6,623,641	6,043,121
Basic weighted average loss per share	$(0.02)	$(0.01)

Revenue Recognition and Deferred Revenue
The Company recognizes revenue when products are paid for and goods have been delivered.  To date the Company has had minimal revenue and is still in the development stage.

Concentration

For the year ended December 31, 2006, the revenues of the Company from business operations consisted of one sale of product to one person.  For the year ended December 31, 2007, the Company did not have any revenues from business operations.

Pending Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not expect SFAS 159 will have a material impact on its financial statements.

 In June 2007, the FASB ratified EITF 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial statements.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their full fair values as of that date. SFAS 141R is effective for business combinations occurring after December 31, 2008. The Company does not expect EITF 06-11 will have a material impact on its financial statements.

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
(Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS 160 to have a material effect on its financial position or results of operations.

Related Party Transactions

Management Compensation - On September 1, 2005 the Company entered into a Consulting Agreement with one of its officers whereby the officer agreed to provide consulting services as directed by the Company’s board of directors including, but not limited to, the casting of concrete products, the supervision of any personnel hired for the purposes of casting concrete products, and consultation on other matters in regards to developing and promoting the business enterprises of the Company. The officer is considered an independent contractor. The Agreement calls for monthly payments of $700 over a period of three years, and is renewable thereafter on a month-to-month basis. During each of the years ended December 31, 2007 and 2006, the Company paid the officer $8,400 under the Agreement. No other compensation was paid to its officers or directors for the years ended December 31, 2007 and 2006.  During the years ended December 31, 2007 and 2006, an officer of the Company and an attorney was paid $109,600 and $2,000 respectively and contributed a total of $0 and $29,447, respectively, in services to the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home mailing address, as needed, at no expense to the Company.

Shop Facilities - On September 1, 2005 the Company entered into a Lease Agreement with one of its officers whereby the Company agreed to lease a building owned by the officer to be used by the Company for shop and warehouse purposes. The term of the Agreement was for three years and called for a monthly payment of $300.  During each of the years ended December 31, 2007 and 2006, the Company paid the officer $3,600.  The lease was terminated on December 31, 2007.

Payable - Related Parties - During 2006 and years prior thereto, shareholders of the company loaned the Company a total of $45,688 to cover current expenses. Interest accrued on the notes at 8% per annum.  During the year ended December 31, 2007, the Company paid applicable shareholders the full principal balance on the notes of $45,688 together with all accrued interest totaling $16,724.  At December 31, 2007, the Company does not owe any amount to any related party.

Note 2
Common Stock Transactions

During the year ended December 31, 2007 the Company accepted subscriptions from 12 persons for the purchase of a total of 660,000 shares of Common stock at a price of $0.25 per share for total proceeds to the Company of $165,000.

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

Note 3
Commitments and Contingencies

During the years ended December 31, 2007 and 2006 the Company had a non-cancellable operating lease for its facilities and was to expire August 31, 2008. Although the lease was classified as non-cancellable, the lessor agreed to allow the company to cancel the lease as of December 31, 2007. The lease agreement required a monthly payment of $300. Rent expense for each of the years ended December 31, 2007 and 2006 was $3,600.

Note 4
Provision for Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:
Deferred tax assets:	2007	2006

NOL Carryover	$131,288	$71,927
Related Party Accruals	-	5,563
Depreciation	-	1,387
Deferred tax liabilities	-	-

Less: Valuation Allowance	(131,288)	(78,877)
Net Deferred Tax Asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:
	2007	2006

Book Loss	$(59,361)	(31,555)
Contributed Services	-	11,484
Services	-	2,925
Other	-	70
State Taxes	-	818

Less: Valuation Allowance	59,361	16,258
Net Deferred Tax Asset	$-	$-

At December 31, 2007, the Company had net operating loss carry-forwards of approximately $336,000 that may be offset against future taxable income from the year 2007 through 2027.  No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

Note 5
Discontinued Operations

On December 31, 2007, the Company decided to cease its operating business. In accordance with FASB Statement No. 144, the Company has classified all prior operations with the exception of interest expense as discontinued operations and has restated all prior income statements. No income tax benefit has been attributed to the transactions.

A summary of the Discontinued Operations are as follows:

	2007	2006	From the Date of Inception, October 28, 1987 through December 31, 2007

Revenues	$-	$1,250	$1,450

Cost of Revenues	-	1,283	1,283

Gross Profit (Loss)	-	(33)	167

General and Administrative Expenses	144,964	77,207	400,580
Loss on Impairment of Asset	-	-	2,000

Loss from Operations	(144,964)	(77,240)	(402,413)

Other Income (Expense)	-	-	-

Loss on Disposal of Assets:	(4,785)	-	(4,785)

Total Other Income (Expense)	(4,785)	-	(4,785)

Net Loss	$(149,749)	$(77,240)	$(407,198)

Note 6
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

The Company intends to perform a reverse merger with an existing operating company.  The Company expects to complete this merger prior to December 31, 2008 and believes it has adequate capital resources to fund this transaction.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

 Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of December 31, 2007:

1.	We did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors;
2.	We did not have formal policies governing certain accounting transactions and financial reporting processes;
3.	We did not perform adequate oversight of accounting functions and maintained inadequate documentation of management review and approval of accounting transactions and financial reporting processes;
4.	We did not maintain proper segregation of duties as it applies to accounting transactions.

Management’s Remediation Initiatives

As a result of our findings, we have begun to remediate many of the deficiencies. However, others will require additional people, including adding to our board of directors, which will take longer to remediate.
In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:
1.	Identify and retain a new director for our board of directors who is appropriately credentialed as a financial expert;
2.	Establish formal general accounting policies and procedures;

3.	Implement appropriate management oversight and approval activities in the areas of vendor bill payments and period-end closing processes.
Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2008.

Conclusion

It is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

In light of the identified material weaknesses, management performed (1) additional substantive review of those areas described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period’s financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-KSB fairly present in all material respects the financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

The changes noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the exchange Act.

We have had no disagreements with our accountants on accounting or financial disclosures.

Item 8B. OTHER INFORMATION

None
PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth the names, ages, and positions with Concrete Casting for each of the directors and officers of Concrete Casting.

Name	Age Position (1)

Kevin J. Asher	32
CEO, President and Director

(1)   All executive officers are elected by the Board and hold office until the next Annual Meeting of shareholders and until their successors are elected and agree to serve.

Effective January 1, 2008, Kevin J. Asher was elected a director and to the following officer positions of Concrete Casting Incorporated: President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.  The election of Mr. Asher was to fill the vacancies created by the resignation of Cordell Henrie, which took effect on December 31, 2007.

 From March 2006 to the present, Mr. Asher has been and is Principal/General Manager/CFO of Medical Aesthetics, LLC, an operator of six medspa clinics in the greater Phoenix metropolitan area.  Mr. Asher is responsible for all aspects of the business including finance, accounting, human resources and day to day decision making.  From February 2005 through March 2006, Mr. Asher was Vice President/Finance for AirLink Mobile, Inc., an industry leading MVNO and provider of prepaid wireless telephone service where he was responsible for all aspects of accounting and finance including financial reporting, treasury management, financial analysis, financial projections, payroll, regulatory reporting and daily accounting.  From September 2003 to February 2005, Mr. Asher was a director of MCA Financial Group Ltd. of Phoenix, Arizona which provides advisory services to businesses, financial institutions and investor groups in the areas of financial restructuring, mergers and acquisitions, business oversight, and corporate and capital formation.  His responsibilities included representation of debtors and creditors in the areas of business turnarounds, financial restructuring, chapter 11 business reorganizations, divestures, mergers and acquisitions, business valuations, financial management, and performance improvement.  He advised clients in a variety of industries including aviation, aerospace and defense, retail, homebuilding, construction and manufacturing.  From September 2002 to September 2003, Mr. Asher was the controller of Calibrus in Tempe, Arizona, an industry leading business process outsourcing services company that specializes in third party verification.  Prior to working for Calibrus, Mr. Asher worked in the accounting industry primarily as an audit supervisor.  Mr. Asher has a Bachelor of Science degree in accountancy from Northern Arizona University at Flagstaff, Arizona.

TERM OF OFFICE

Our Directors are appointed for terms of one year to hold office until the next annual general meeting of the holders of our common stock, as provided by the Nevada Revised Statutes, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officer and director described above.

Section 16(A) Beneficial Ownership Reporting Compliance

There are no persons affiliated with the Company required to file reports under Section 16(a) of the Securities Exchange Act of 1934.

Item 10. Executive Compensation

The following table sets forth certain information as to our officers and directors.

Annual Compensation Table

		Annual Compensation				Long Term Compensation
Name	Title	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation

Cordell Henrie	CEO, President Director	2005 2006 2007	$2,800 $8,400 $8,400	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of March 6, 2008 and by the officers and directors of Concrete Casting as a group.

	Common	Percent of
Name and Address	Shares	Class (1)

Kevin J. Asher	50,000	0.7%
2116 E. Beautiful Lane
Phoenix, Arizona 85042

Thomas E. Hofer Estate	750,000	10.7%
P.O. Box 3431
Carefree, Arizona 85377

Jeff W. Holmes	2,900,000	41.4%
8555 East Voltaire Ave.
Scottsdale, Arizona 85260

All executive officers and directors as a group (one)	50,000	0.7%

Item 12. Certain Relationships and Related Transactions

There have been no transactions by the company within last two years where either the company as an issuer, or a director, officer or shareholder of the company, had an indirect or direct interest.

PART IV

Item 13. Exhibits

Exhibits

31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

Item  14.  Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2006 was approximately $8,300.  The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2007 was approximately $17,400.

Audit-related Fees. Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2007 and 2006.

All other Fees. The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCRETE CASTING INCORPORATED

By:         /s/ Kevin J. Asher
Kevin J. Asher, Chief Executive Officer

Date: April 15, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kevin J. Asher
Kevin J. Asher, Director and
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
Date:   April 15, 2008