Form 10-Q
period 2008-03-31
CONCRETE CASTING INC
filed 2008-05-16
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly periodended:March 31, 2008
or

TRANSITIONREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the transition period from: _____________ to _____________

———————
CONCRETE CASTING INCORPORATED
 (Exact name of registrant as specified in its charter)
———————

NEVADA	333-102684	87-0451230
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1225 W. Washington Street, Suite 213, Tempe AZ  85281
(Address of Principal Executive Office) (Zip Code)

(602) 682-8686
(Registrant’s telephone number, including area code)

3518 N. 1450 W., Pleasant Grove, UT  84062
 (Former name, former address and former fiscal year, if changed since last report)
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

requiredto file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicateby check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicateby check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes		No

The number of shares of the issuer’s Common Stock outstanding as of May 1, 2008is 7,012,600.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

        Condensed  Balance Sheets – As of March 31, 2008 (Unaudited)  and December 31, 2007
        Condensed Statements of Operations (Unaudited) – Three Months Ended March 31, 2008 and 2007
        Condensed Statements of Cashflows (Unaudited) – Three Months Ended March 31, 2008 and 2007
        Notes to Condensed Financial Statements

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results from Operations

Item 3.                       Quantative and Qualitative Disclosure About Market Risk

Item 4.                       Controls and Procedures

PART II – OTHER INFORMATION

Item 1.                  Legal Proceedings

Item 1A.                Risk Factors

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.                  Defaults Upon Senior Securities

Item 4.                  Submission of Matters to a Vote of Security Holders

Item 5.                  Other Information

Item 6.                  Exhibits

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCRETE CASTING, INC.
(A Development Stage Company)
 CONDENSED BALANCE SHEETS

ASSETS
	March 31, 2008	December 31, 2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$49,410	$44,372
Prepaid Expenses	16,875	-

Total Current Assets	66,285	44,372

Property and equipment, net	-	-

Assets held for Sale	3,274	13,131

Total Assets	$69,559	$57,503

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$5,702	$6,997
Customer deposits	100	100
Accounts payable - related party	-	-
Accrued interest - related party	-	-

Total Liabililties	5,802	7,097

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 50,000,000 shares authorized,
7,012,600 and 6,962,600 shares issued and outstanding,	7,013	6,963
respectively
Additional paid-in capital	491,646	469,196
Accumulated deficit	(434,902)	(425,753)

Total Stockholders' Equity (Deficit)	63,757	50,406

Total Liabilities and Stockholders' Equity (Deficit)	$69,559	$57,503

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	From the Date of Inception, October 28, 1987 through March 31, 2008

Revenues	$-	$-	$-

Cost of Revenues	-	-	-

Gross Profit (Loss)	-	-	-

General and Administrative Expenses	9,149	-	9,149
Loss on Impairment of Asset	-	-	-

Loss from Operations	(9,149)	-	(9,149)

Other Expenses - Interest and Miscellaneous	-	914	18,555

Loss Before Discontinued Operations	(9,149)	(914)	(27,704)
and Income Taxes

Discontinued Operations and
Income Taxes

Loss on Disposal of Assets	-	-	(4,785)
Loss from discontinued operations	-	(12,766)	(402,413)

Loss Before Income Taxes	(9,149)	(13,680)	(434,902)

Income Taxes	-	-	-

Net Loss	$(9,149)	$(13,680)	$(434,902)

Basic and Diluted Loss
per Common Share from Continued Operations	$-	$-

Basic and Diluted Loss
per Common Share from Discontinued Operations	$-	$-

Weighted Average Common Shares;
basic and diluted	7,012,600	6,302,600

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	From the date of Inception, October 28, 1987 through December 31, 2007

Increase (decrease) in cash
and cash equivalents:

Cash flows from operating activities:
Net Loss	$(9,149)	$(80,910)	$(434,902)

Adjustments to reconcile net loss
to net cash provided (used) by
operating activities:
Loss on impairment of assets	-	-	2,000
Loss on disposal of assets	-	-	4,785
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the Company	-	-	47
Stock issued for services	5,625	7,500	22,725
Contributed Services	-	29,447	94,410
Depreciation	-	3,661	8,162

Changes in assets and liabilities:
(Increase) decrease in inventory	-	-	(13,131)
(Increase) decrease in organization costs	-	-	(203)
Increase (decrease) in accounts payable	(1,295)	(6,457)	5,702
Increase (decrease) in accounts payable - related party	-	550	-
Increase (decrease) in accrued expenses	-	1,939	100

Net cash used by operating activities	(4,819)	(44,270)	(298,554)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(2,269)
Purchase of leasehold improvements	-	(5,000)	(10,474)
Proceeds from sale of assets	9,857	-	9,857

Net cash provided (used) by investing activities	9,857	(5,000)	(2,886)

Cash flows from financing activities:
Proceeds from equity issuances	-	132,900	350,850

Net cash provided by financing activities	-	132,900	350,850

Net increase (decrease) in cash and cash equivalents	5,038	83,630	49,410

Cash and cash equivalents at beginning of year	44,372	9,804	-

Cash and cash equivalents at end of year	$49,410	$93,434	$49,410

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	From the date of Inception, October 28, 1987 through December 31, 2007

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities:
Equity Issued as Compensation	$22,500	$-	$22,500
Equity Issued for Services	$-	$-	$17,100
Equity Issued for Assets	$-	$-	$2,000
Contributed Services	$-	$-	$94,410

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Concrete Casting, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2007 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2008, and the results of our operations and cash flows for the periods presented. The December 31, 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Nature of Corporation:

Concrete Casting Incorporated (formerly Staco Incorporated) (the Company) was organized under the laws of the State of Nevada on October 28, 1987.  The Company was organized for the purpose of pursing the business of stock transfer and register agent and conducted limited activity until operations ceased.  The business remained inactive until 2001 during which time it sought new business opportunities.  On November 30, 2001, the Company acquired certain assets from Mr. Cordell Henrie, a sole proprietor doing business as Concrete Casting. Mr. Henrie became the president of the Company.  The Company changed its name to Concrete Casting Incorporated on January 17, 2002. The assets included drawings, plans and concepts with respect to the design of products to be cast out of concrete.  The Company pursued the development of its concrete casting assets but never generated significant revenues.  On December 31, 2007, Mr. Henrie resigned as an officer and a director of the Company to pursue other interests and the Company has discontinued its concrete casting operations.  On January 1, 2008, the Company retained the services of Kevin J. Asher to serve as its sole officer and director.  Mr. Asher is seeking to acquire new business opportunities for the Company.  The Company is classified as a development stage company as defined in SFAS No. 7.

Earnings per Share:

             Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2008
Loss available to common stockholders	$(9,149)	$(13,680)
Weighted average number of common shares used in basic earnings per share	7,012,600	6,302,600
Basic weighted average loss per share	$-	$-

CONCRETE CASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

New Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The Company does not expect SFAS No. 141R to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” or SFAS No. 160. SFAS No. 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect SFAS No. 160 to have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect SFAS No. 161 to have a material impact on its financial statements.

Assets Held for Sale:

During the three months ended March 31, 2008 sold $9,857 of  the inventory that had been reclassified to assets held for sale as of December 31, 2007.  Subsequent to March 31, 2008, the Company sold the $3,274 of inventory remaining on the balance sheet as of March 31, 2008.  The assets were sold for cost and no gain or loss will be recognized as a result of the sale.

Income Taxes:

The Company files income tax returns in the U.S. federal jurisdiction and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

Included in the balance at March 31, 2008 and December 31, 2007, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three month periods ended March 31, 2008 and 2007, the Company did not recognize any interest or  penalties.

CONCRETE CASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Discontinued Operations:

On December 31, 2007, the Company decided to cease its operating business. In accordance with FASB Statement No. 144, the Company has classified all prior operations with the exception of interest expense as discontinued operations and has restated all prior income statements. No income tax benefit has been attributed to the transactions.

2. Common Stock Transactions:

During the quarter ended March 31, 2008, the Company issued 50,000 shares of common stock at par value as compensation to its CEO.  The Company valued the stock at its current trading value of $.45 resulting in compensation expense of $22,500.  The Company will recognize this expense prorata over the year ended December 31, 2008. Compensation expense during the three months ended March 31, 2008 was $5,625 related to this event with the remaining $16,875 being recorded as prepaid compensation.

3. Going Concern:

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

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

From November 30, 2001, through December 31, 2007, the Company attempted to develop products of casted concrete that could be marketed to commercial landscapers and to end user homeowners.  Development efforts were led by our then president Cordell Henrie who had for several years been working to perfect a concrete casting process for ornate fence posts and other concrete products that had potential for the landscaping market.  Eventually Mr. Henrie was unable to continue his development work.  The Company never successfully brought a product to market.  On December 31, 2007, the Company abandoned is development of concrete products.  Revenues during this time from business operations were negligible.

Capital Resources

Business operations were initially funded by loans from shareholders which eventually totaled in the aggregate $45,688.  Then during the fiscal year ended December 31, 2006, the Company raised $153,000 through the sale of common stock in a public registered offering at the offering price of $0.25 per share.  During the fiscal year ended December 31, 2007, the Company raised an additional $165,000 through the sale of common stock in a private offering also at the offering price of $0.25 per share.  It was the proceeds of these offerings that funded our operations during these fiscal years.  The shareholder loans were also paid in full during 2007 by using proceeds from the private offering.

The Company has no sources of capital other than through the sale of common stock in additional future offerings.  The Company has no plans at the present time to conduct any additional stock sales.

Quarters ended March 31, 2008 and 2007

General operating expenses for the quarter ended March 31, 2008, totaled $9,149 as compared to $12,766 for the quarter ended March 31, 2007.  The decrease is due primarily to the fact that we ceased the development of the concrete casting process as of December 31, 2007.  Accordingly, as of January 1, 2008, our expenses have consisted almost exclusively of the payment of professional fees necessary to maintain our corporate structure and meet our reporting responsibilities with the United States Securities and Exchange Commission.  We anticipate that over the next nine months we will also incur some traveling expenses as we seek out new business opportunities for the Company.

We also note that the $914 in interest expense incurred in first quarter of 2007 was not incurred in the first quarter of 2008 since all shareholder loans were paid in full during the fiscal year ended December 31, 2007.

Liquidity

As of March 31, 2008, we had cash on hand of $49,410.  This money is from the private offering conducted in 2007 as discussed above.  We project that our operating expenses as discussed above will not exceed $10,000 per quarter for the next three quarters.  Accordingly we have sufficient liquid resources to meet the needs of the Company through the balance of our fiscal year ended December 31, 2008.  As we search for new business opportunities, we do not have the liquid resources to acquire any business or technology by purchase.  Any acquisition will have to be made in exchange for the issuance of shares of common stock.

Forward-Looking Statements

We have made forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, in this quarterly report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are based on our management’s beliefs and assumptions and on information currently available to our management.  Forward-looking statements include the information concerning our possible or assumed search for new business opportunities and future costs of operations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or  similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions.  Actual results may differ materially from those expressed in the forward-looking statements.  You should understand that many important factors could cause our results to differ materially from those expressed in the forward-looking statements.  These factors include, without limitation, the difficulty in locating new business opportunities, our regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to  integrate acquired companies and their assets and personnel into our business, our obligations to pay professional fees, and other economic conditions and increases in corporate maintenance and reporting costs.  Unless legally required, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not have foreign currency exchange rate market risk. We do not purchase commodities.  We do not currently have any financial instruments susceptible to interest rate fluctuations.

Item 4.	Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II– OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

The risk factors listed in this section and other factors noted herein or incorporated by reference could cause our actual results to differ materially from those contained in any forward-looking statements. The following risk factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:

We are Subject to the Reporting Requirements of Federal Securities Laws, Which Impose Additional Burdens. We are a public reporting company and accordingly subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. As a public company, we expect these new rules and regulations to increase our compliance costs in the future and to make certain activities more time consuming and costly.

 We incur costs associated with our public company reporting requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the Financial Industry Regulatory Authority. We expect that these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 currently requires management of public companies to evaluate the effectiveness of internal control over financial reporting and will shortly require our independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management.

 As a public company, these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

 If We Fail to Maintain an Effective System of Internal Controls, We May Not be Able to Accurately Report Our Financial Results or Prevent Fraud. As a Result, Current and Potential Shareholders Could Lose Confidence in Our Financial Reporting, Which Could Harm Our Business and the Trading Price of Our Stock. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

 Your Ownership Could be Diluted by Future Issuances of Our Stock, Options, Warrants or Other Securities. Your ownership in the Company may be diluted by future issuances of capital stock or the exercise of outstanding or to be issued options, warrants or convertible notes to purchase capital stock. In particular, we may sell securities in the future in order to finance operations, expansions or particular projects or expenditures.

We Do Not Intend to Pay Dividends on Our Common Stock. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Dependence upon Executive Officers. Our operations are dependent upon the continued services of our executive officers. The loss of services of any of our executive officers, whether as a result of death, disability or otherwise, could have a material adverse effect upon our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2008, the Company issued 50,000 shares of common stock at par value as compensation to its CEO.  The Company valued the stock at its current trading value of $.45 resulting in compensation expense of $22,500.  The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering.  The share recipient is closely related to and well known by the Company and no money was raised.
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2008
CONCRETE CASTING INC.

By:	/s/ Kevin J. Asher
Kevin J. Asher
Director and Principal Executive Officer Principal Financial Officer Principal Accounting Officer