Form 10-Q
period 2008-06-30
CONCRETE CASTING INC
filed 2008-08-14
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly periodended:June 30, 2008
Or

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

The number of shares of the issuer’sCommon Stock outstanding as of August 13, 2008is 7,012,600.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

                    Condensed  Balance Sheets – As of June 30, 2008 (Unaudited)  and December 31, 2007
                    Condensed Statements of Operations (Unaudited) – Three Months and Six Months Ended June 30, 2008 and 2007
                    Condensed Statements of Cashflows (Unaudited) – Six Months Ended June 30, 2008 and 2007
                    Notes to Condensed Financial Statements

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

CONCRETE CASTING, INC.
(A Development Stage Company)
 CONDENSED BALANCE SHEETS

ASSETS
	June 30, 2008	December 31, 2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$49,973	$44,372
Prepaid Expenses	11,250	-

Total Current Assets	61,223	44,372

Property and equipment, net	-	-

Assets held for Sale	-	13,131

Total Assets	$61,223	$57,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$14,619	$6,997
Customer deposits	100	100
Accounts payable - related party	-	-
Accrued interest - related party	-	-

Total Liabilities	14,719	7,097

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares authorized,
7,012,600 and 6,962,600 shares issued and outstanding,	7,013	6,963
respectively
Additional paid-in capital	491,646	469,196
Accumulated deficit	(452,155)	(425,753)

Total Stockholders' Equity	46,504	50,406

Total Liabilities and Stockholders' Equity	$61,223	$57,503

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	From the Date of Inception, October 28, 1987 through June 30, 2008

Revenues	$-	$-	$-	$-	$-

Cost of Revenues	-	-	-	-	-

Gross Profit (Loss)	-	-	-	-	-

General and Administrative Expenses	17,253	-	26,402	-	26,402
Loss on Impairment of Asset	-	-	-	-	-

Loss from Operations	(17,253)	-	(26,402)	-	(26,402)

Other Expenses - Interest and Miscellaneous	-	(914)	-	(1,828)	(18,555)

Loss Before Discontinued Operations	(17,253)	(914)	(26,402)	(1,828)	(44,957)
and Income Taxes

Discontinued Operations and
Income Taxes

Loss on Disposal of Assets	-	-	-	-	(4,785)
Loss from discontinued operations	-	(99,776)	-	(112,542)	(402,413)

Loss Before Income Taxes	(17,253)	(100,690)	(26,402)	(114,370)	(452,155)

Income Taxes	-	-	-	-	-

Net Loss	$(17,253)	$(100,690)	$(26,402)	$(114,370)	$(452,155)

Basic and Diluted Loss
per Common Share from Continued Operations	$-	$(0.02)	$-	$(0.02)

Basic and Diluted Loss
per Common Share from Discontinued Operations	$-	$(0.02)	$-	$(0.02)

Weighted Average Common Shares;
basic and diluted	7,012,600	6,397,325	7,012,600	6,350,224

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	From the Date of Inception, October 28, 1987 through June 30, 2008

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net Loss	$(26,402)	$(114,370)	$(452,155)

Adjustments to reconcile net loss
to net cash provided (used) by
operating activities:
Loss on impairment of assets	-	-	2,000
Loss on disposal of assets	-	-	4,785
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the Company	-	-	47
Stock issued for services	11,250	-	28,350
Contributed Services	-	-	94,410
Depreciation	-	1,913	8,162

Changes in assets and liabilities:			-
(Increase) decrease in inventory	-	-	(13,131)
(Increase) decrease in organization costs	-	-	(203)
Increase (decrease) in accounts payable	7,622	3,928	14,619
Increase (decrease) in accounts payable - related party	-	-	-
Increase (decrease) in accrued expenses	-	1,828	100

Net cash used by operating activities	(7,530)	(106,701)	(301,265)

Cash flows from investing activities:
Purchase of fixed assets	-	(2,269)	(2,269)
Purchase of leasehold improvements	-	-	(10,474)
Proceeds from sale of assets	13,131	-	13,131

Net cash used by investing activities	13,131	(2,269)	388

Cash flows from financing activities:
Proceeds from equity issuances	-	130,000	350,850

Net cash provided by financing activities	-	130,000	350,850

Net increase (decrease) in cash and cash equivalents	5,601	21,030	49,973

Cash and cash equivalents at beginning of year	44,372	93,434	-

Cash and cash equivalents at end of year	$49,973	$114,464	$49,973

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	From the date of Inception, October 28, 1987 through December 31, 2007

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Equity Issued as Compensation	$22,500	$-	$22,500
Equity Issued for Services	$-	$-	$17,100
Equity Issued for Assets	$-	$-	$2,000
Contributed Services	$-	$-	$94,410

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Concrete Casting, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2007 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2008, and the results of our operations and cash flows for the periods presented. The December 31, 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Loss available to common stockholders	$(26,402)	$(114,370)
Weighted average number of common shares used in basic earnings per share	7,012,600	6,350,224
Basic weighted average loss per share	$-	$(0.02)

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

Assets Held for Sale:

During the six months ended June 30, 2008 the Company sold $13,131 of  the inventory that had been reclassified to assets held for sale as of December 31, 2007.  The assets were sold for cost and no gain or loss will be recognized as a result of the sale.

Income Taxes:

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

Included in the balance at June 30, 2008 and December 31, 2007, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the six month periods ended June 30, 2008 and 2007, the Company did not recognize any interest or  penalties.

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

2. Common Stock Transactions:

During the six months ended June 30, 2008, the Company issued 50,000 shares of common stock at par value as compensation to its CEO.  The Company valued the stock at its current trading value of $.45 resulting in compensation expense of $22,500.  The Company will recognize this expense prorata over the year ended December 31, 2008. Compensation expense during the six months ended June 30, 2008 was $11,250 related to this event with the remaining $11,250 being recorded as prepaid compensation.

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

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

General operating expenses for the six months ended June 30, 2008, totaled $26,402 as compared to $112,542 for the six months ended June 30, 2007.  The decrease is due primarily to the fact that we ceased the development of the concrete casting process as of December 31, 2007.  Accordingly, as of January 1, 2008, our expenses have consisted almost exclusively of the payment of professional fees necessary to maintain our corporate structure and meet our reporting responsibilities with the United States Securities and Exchange Commission.  We anticipate that over the next nine months we will also incur some traveling expenses as we seek out new business opportunities for the Company.

We also note that the $1,828 in interest expense incurred in first six months of 2007 was not incurred in the comparable period of 2008 since all shareholder loans were paid in full during the fiscal year ended December 31, 2007.

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

General operating expenses for the quarter ended June 30, 2008, totaled $17,253 as compared to $99,776 for the quarter ended June 30, 2007.  The decrease is due primarily to the fact that we ceased the development of the concrete casting process as of December 31, 2007.  Accordingly, as of January 1, 2008, our expenses have consisted almost exclusively of the payment of professional fees necessary to maintain our corporate structure and meet our reporting responsibilities with the United States Securities and Exchange Commission.  We anticipate that over the next six months we will also incur some traveling expenses as we seek out new business opportunities for the Company.

Liquidity

As of June 30, 2008, we had cash on hand of $49,973.  This money is from the private offering conducted in 2007 as discussed above and the sale of inventory reclassified as assets held for sale.  We project that our operating expenses as discussed above will not exceed $10,000 per quarter for the next three quarters.  Accordingly we have sufficient liquid resources to meet the needs of the Company through the balance of our fiscal year ended December 31, 2008.  As we search for new business opportunities we do not have the liquid resources to acquire any business or technology by purchase.  Any acquisition will have to be made in exchange for the issuance of shares of common stock.

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

None.

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

Date: August 13, 2008
CONCRETE CASTING INC.

By:	/s/ Kevin J. Asher
Kevin J. Asher
Director and Principal Executive Officer Principal Financial Officer Principal Accounting Officer