Form 10-Q
period 2008-09-30
CONCRETE CASTING INC
filed 2008-11-13
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008
Or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes		No

The number of shares of the issuer’s Common Stock outstanding as of October 20, 2008 is 7,012,600.

PART I – FINANCIAL INFORMATION

Item 1.                  Financial Statements

            Condensed  Balance Sheets – As of September 30, 2008 (Unaudited)  and December 31, 2007
                                   Condensed Statements of Operations (Unaudited) – Three Months and Nine Months Ended September 30, 2008 and 2007
            Condensed Statements of Cashflows (Unaudited) – Nine Months Ended September 30, 2008 and 2007
            Notes to Condensed Financial Statements

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

CONCRETE CASTING, INC.
(A Development Stage Company)
 CONDENSED BALANCE SHEETS

ASSETS
	September 30, 2008	December 31, 2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$49,925	$44,372
Prepaid Expenses	5,625	-

Total Current Assets	55,550	44,372

Property and equipment, net	-	-

Assets held for Sale	-	13,131

Total Assets	$55,550	$57,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	18,506	$6,997
Customer deposits	100	100
Accounts payable - related party	-	-
Accrued interest - related party	-	-

Total Liabilities	18,606	7,097

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares authorized,
7,012,600 and 6,962,600 shares issued and outstanding,	7,013	6,963
respectively
Additional paid-in capital	491,646	469,196
Accumulated deficit	(461,715)	(425,753)

Total Stockholders' Equity	36,944	50,406

Total Liabilities and Stockholders' Equity	$55,550	$57,503

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	From the Date of Inception, October 28, 1987 through September 30, 2008

Revenues	$-	$-	$-	$-	$-

Cost of Revenues	-	-	-	-	-

Gross Profit (Loss)	-	-	-	-	-

General and Administrative Expenses	9,560	-	35,962	-	35,962
Loss on Impairment of Asset	-	-	-	-	-

Loss from Operations	(9,560)	-	(35,962)	-	(35,962)

Other Expenses - Interest and Miscellaneous	-	(631)	-	(2,459)	(18,555)

Loss Before Discontinued Operations	(9,560)	(631)	(35,962)	(2,459)	(54,517)
and Income Taxes

Discontinued Operations and
Income Taxes

Loss on Disposal of Assets	-	-	-	-	(4,785)
Loss from Discontinued Operations	-	(13,176)	-	(125,718)	(402,413)

Loss Before Income Taxes	(9,560)	(13,807)	(35,962)	(128,177)	(461,715)

Income Taxes	-	-	-	-	-

Net Loss	$(9,560)	$(13,807)	$(35,962)	$(128,177)	$(461,715)

Basic and Diluted Loss
per Common Share from Continued Operations	$-	$-	$(0.01)	$(0.02)

Basic and Diluted Loss
per Common Share from Discontinued Operations	$-	$-	$(0.01)	$(0.02)

Weighted Average Common Shares;
basic and diluted	7,012,600	6,824,122	7,012,600	6,509,926

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	From the Date of Inception, October 28, 1987 through September 30, 2008

Increase (decrease) in cash
and cash equivalents:

Cash flows from operating activities:
Net Loss	$(35,962)	$(128,177)	$(461,715)

Adjustments to reconcile net loss
to net cash provided (used) by
operating activities:
Loss on impairment of assets	-	-	2,000
Loss on disposal of assets	-	-	4,785
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the Company	-	-	47
Stock issued for services	16,875	-	33,975
Contributed Services	-	-	94,410
Depreciation	-	2,870	8,162

Changes in assets and liabilities:			-
(Increase) decrease in inventory	-	-	(13,131)
(Increase) decrease in organization costs	-	-	(203)
Increase (decrease) in accounts payable	11,509	3,008	18,506
Increase (decrease) in accounts payable - related party	-	(45,688)	-
Increase (decrease) in accrued expenses	-	(14,265)	100

Net cash used by operating activities	(7,578)	(182,252)	(301,313)

Cash flows from investing activities:
Purchase of fixed assets	-	(2,269)	(2,269)
Purchase of leasehold improvements	-	-	(10,474)
Proceeds from sale of assets	13,131	-	13,131

Net cash used by investing activities	13,131	(2,269)	388

Cash flows from financing activities:
Proceeds from equity issuances	-	165,000	350,850

Net cash provided by financing activities	-	165,000	350,850

Net increase (decrease) in cash and cash equivalents	5,553	(19,521)	49,925

Cash and cash equivalents at beginning of year	44,372	93,434	-

Cash and cash equivalents at end of year	$49,925	$73,913	$49,925

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	From the date of Inception, October 28, 1987 through September 30, 2008

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Equity Issued as Compensation	$22,500	$-	$22,500
Equity Issued for Services	$-	$-	$17,100
Equity Issued for Assets	$-	$-	$2,000
Contributed Services	$-	$-	$94,410

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Concrete Casting, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2007 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2008, and the results of our operations and cash flows for the periods presented. The December 31, 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Loss available to common stockholders	$(35,962)	$ (128,177)

Weighted average number of common shares
used in basic earnings per share	7,012,600	6,509,926

Basic weighted average loss per share	$(0.01)	$ (0.02)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on the Company’s financial position and results of operations.

Assets Held for Sale:

During the nine months ended September 30, 2008 the Company sold $13,131 of  the inventory that had been reclassified to assets held for sale as of December 31, 2007.  The assets were sold for cost and no gain or loss will be recognized as a result of the sale.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

Included in the balance at September 30, 2008 and December 31, 2007, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

CONCRETE CASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the nine month periods ended September 30, 2008 and 2007, the Company did not recognize any interest or  penalties.

Discontinued Operations:

On December 31, 2007, the Company decided to cease its operating business. In accordance with FASB Statement No. 144, the Company has classified all prior operations with the exception of interest expense as discontinued operations and has restated all prior income statements. No income tax benefit has been attributed to the transactions.

2. Common Stock Transactions:

During the nine months ended September 30, 2008, the Company issued 50,000 shares of common stock at par value as compensation to its CEO.  The Company valued the stock at its current trading value of $.45 resulting in compensation expense of $22,500.  The Company will recognize this expense prorata over the year ended December 31, 2008. Compensation expense during the nine months ended September 30, 2008 was $16,875 related to this event with the remaining $5,625 being recorded as prepaid compensation.

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

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

General operating expenses for the nine months ended September 30, 2008, totaled $35,962 as compared to $125,718 for the nine months ended September 30, 2007.  The decrease is due primarily to the fact that we ceased the development of the concrete casting process as of December 31, 2007.  Accordingly, as of January 1, 2008, our expenses have consisted almost exclusively of the payment of professional fees necessary to maintain our corporate structure and meet our reporting responsibilities with the United States Securities and Exchange Commission.  We anticipate that over the next nine months we will also incur some traveling expenses as we seek out new business opportunities for the Company.

We also note that the $2,459 in interest expense incurred in first nine months of 2007 was not incurred in the comparable period of 2008 since all shareholder loans were paid in full during the fiscal year ended December 31, 2007.

Three Months Ended September  30, 2008 compared to Three Months Ended September 30, 2007

General operating expenses for the quarter ended September 30, 2008, totaled $9,560 as compared to $13,176 for the quarter ended September 30, 2007.  The decrease is due primarily to the fact that we ceased the development of the concrete casting process as of December 31, 2007.  Accordingly, as of January 1, 2008, our expenses have consisted almost exclusively of the payment of professional fees necessary to maintain our corporate structure and meet our reporting responsibilities with the United States Securities and Exchange Commission.  We anticipate that over the next three months we will also incur some traveling expenses as we seek out new business opportunities for the Company.

Liquidity

As of September 30, 2008, we had cash on hand of $49,925.  This money is from the private offering conducted in 2007 as discussed above and the sale of inventory reclassified as assets held for sale.  We project that our operating expenses as discussed above will not exceed $10,000 per quarter for the next three quarters.  Accordingly we have sufficient liquid resources to meet the needs of the Company through the balance of our fiscal year ended December 31, 2008.  As we search for new business opportunities we do not have the liquid resources to acquire any business or technology by purchase.  Any acquisition will have to be made in exchange for the issuance of shares of common stock.

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

PART II – OTHER INFORMATION

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

Date: November 13, 2008
CONCRETE CASTING INC.

By:	/s/ Kevin J. Asher
Kevin J. Asher
Director and Principal Executive Officer Principal Financial Officer Principal Accounting Officer