Form 10-K
period 2008-12-31
CONCRETE CASTING INC
filed 2009-03-26
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2008

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ____________

     Commission File No. 333-102684

CONCRETE CASTING INCORPORATED
 (Exact name of Registrant as specified in its charter)

NEVADA	87-0451230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

1225 W. Washington Street, Suite 213, Tempe, AZ	85018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (602) 778-7516

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐   No  ☒

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☒    No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 10, 2009 is $815,650.

The number of shares of the issuer’s Common Stock outstanding as of March 10, 2009 is 7,012,600.

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

Government Regulations:  There are no specific government regulations, either foreign of domestic that will inhibit IFPG from selling its products around the world.

Item 1A.  Risk Factors

Not Required.

Item 1B.  Unresolved Staff Comments

Not required because registrant is not an accelerated filer or a large accelerated filer or a well-known seasoned issuer.

Item 2.  Property

Concrete Casting's administrative offices are provided by one of our shareholders.  Without current operations, the space provided is adequate for Concrete Casting's needs.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the share holders during the fiscal year ended December 31, 2008.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

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

Item 6. Selected Financial Data.

Not Required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note about Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy; competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, managerial, agents, or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Plan of Operations

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

As of March 10, 2009, we have cash on hand of approximately $27,000 which given current expenditures will see us through to the end of March, 2010. This cash has come from sales of our common stock at the purchase price of $0.25 per share pursuant to a private offering of our shares.  During 2007, pursuant to the private offering we sold 660,000 shares for a total investment proceeds to Concrete Casting of $165,000.  Our current expenditures include primarily the payment of professional fees necessary to keep the corporate structure of Concrete Casting in good standing and to meet the reporting requirements with the Securities and Exchange Commission.

Results of Operations for the fiscal years ended December 31, 2008 and 2007.

Net Sales . The Company had no sales for the years ended December 31, 2008 and 2007.

Cost of Sales . The Company had no cost of sales for the years ended December 31, 2008 and 2007.

General and Administrative expenses . General and Administrative expenses for the year ended December 31, 2008 was $44,535. Most of the expenses were derived from accounting fees and stock based compensation paid to the Company’s sole employee and officer.  General and Administrative expenses for the year ended December 31, 2007 was $144,964.  The majority of these expenses related to compensation expense paid to the Company’s sole employee and director as well as accounting and professional fees related to the to the Company’s reporting requirements with the Securities and Exchange Commission.

Liquidity and Capital Resources. Since inception, we have financed our cash requirements from the sale of equity securities.

Critical Accounting Policies

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the financial statements and accompanying notes. Results of operations could be impacted significantly by judgments, assumptions, and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.

While we believe that these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to the technological industry. Accordingly, future trends and results cannot be predicted with certainty.

Certain Trends and Uncertainties:

Concrete Casting has in the past and may in the future make forward-looking statements. Certain of the statements contained in this document involve risks and uncertainties. The future results of CCSG could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Such risks and uncertainties include, but are not limited to the following:

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

-  General domestic economic and political conditions;
-  Changes in laws and government regulations, including without limitation regulations of the Securities and Exchange Commission;
-  The availability and timing of receipt of necessary outside capital;
-  Other risk factors described from time to time in the Company’s filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company’s ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk and Supplementary Data.

Not Required.

Item 8. Financial Statements

Concrete Casting Incorporated

Financial Statements

December 31, 2008 and 2007

Concrete Casting Incorporated

Index to the Financial Statements

December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Concrete Casting, Inc.
(A Development Stage Company)
Tempe, Arizona

We have audited the accompanying balance sheets of Concrete Casting, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008, and from inception of the development stage on October 28, 1987 through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concrete Casting, Inc. (a development stage company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, and from inception of the development stage on October 28, 1987 through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Concrete Casting Inc.'s (a development stage company) internal control over financial reporting as of December 31, 2008 included in “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

As discussed in Note 6 to the financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 6.)  The 2008 and 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 16, 2009

CONCRETE CASTING, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	December 31, 2008	December 31, 2007

Current Assets
Cash and cash equivalents	$31,155	$44,372

Total Current Assets	31,155	44,372

Property and equipment, net	-	-

Assets held for Sale	-	13,131

Total Assets	$31,155	$57,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,784	$6,997
Customer deposits	-	100

Total Current Liabilities	2,784	7,097

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares authorized,
7,012,600 and 6,962,600 shares issued and outstanding,	7,013	6,963
respectively
Additional paid-in capital	491,646	469,196
Accumulated deficit	(470,288)	(425,753)

Total Stockholders' Equity	28,371	50,406

Total Liabilities and Stockholders' Equity	$31,155	$57,503

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007 and
From the Date of Inception October 28, 1987 through December 31, 2008

	2008	2007	From the Date of Inception, October 28, 1987 through December 31, 2008

Revenues	$-	$-	$-

Cost of Revenues	-	-	-

Gross Profit (Loss)	-	-	-

General and Administrative Expenses	44,535	-	44,535

Loss from Operations	44,535	-	44,535

Other Expenses - Interest and Miscellaneous	-	(2,459)	(18,555)

Loss Before Discontinued Operations	(44,535)	(2,459)	(63,090)
and Income Taxes

Discontinued Operations and
Income Taxes

Loss from discontinued operations (Note 5)	-	(149,749)	(407,198)

Loss Before Income Taxes	(44,535)	(152,208)	(470,288)

Income Taxes	-	-	-

Net Loss	$(44,535)	$(152,208)	$(470,288)

Basic and Diluted Loss
per Common Share from Continued Operations (Note 1)	$(0.01)	$-

Basic and Diluted Loss
per Common Share from Discontinued Operations	$-	$(0.02)

Weighted Average Common Shares;
basic and diluted	7,012,600	6,623,641

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at October 28, 1987	-	$-	$-	$-	$-	$-

October 1987: Common stock offering at $.20/share	650,000	650	650	-	-	1,300

Net loss for the year ended
December 31, 1987	-	-	-	-	(1,540)	(1,540)

Balance at December 31, 1987	650,000	650	650	-	(1,540)	(240)

Net loss for the year ended
December 31, 1988	-	-	-	-	(241)	(241)

Balance at December 31, 1988	650,000	650	650	-	(1,781)	(481)

Net loss for the year ended
December 31, 1989	-	-	-	-	(41)	(41)

Balance at December 31, 1989	650,000	650	650	-	(1,822)	(522)

Net loss for the year ended
December 31, 1990	-	-	-	-	(741)	(741)

Balance at December 31, 1990	650,000	650	650	-	(2,563)	(1,263)

December 1991: Common stock offering at $.10/share	2,600,000	2,600	23,400	-	-	26,000

Net loss for the year ended
December 31, 1991	-	-	-	-	(2,537)	(2,537)

Balance at December 31, 1991	3,250,000	$3,250	$24,050	$-	$(5,100)	$22,200
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

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at December 31, 1997	3,520,000	$3,520	$45,178	$-	$(49,748)	$(1,050)

July 1998: Common stock issued for
services at $.05/share	100,000	100	4,900	-	-	5,000

Net loss for the year ended
December 31, 1998	-	-	-	-	(4,494)	(4,494)

Balance at December 31, 1998	3,620,000	3,620	50,078	-	(54,242)	(544)

January 1999: Common stock issued
for services at $.10/share	40,000	40	360	-	-	400

Net loss for the year ended
December 31, 1999	-	-	-	-	(603)	(603)

Balance at December 31, 1999	3,660,000	3,660	50,438	-	(54,845)	(747)

Net loss for the year ended
December 31, 2000	-	-	-	-	(16,159)	(16,159)

Balance at December 31, 2000	3,660,000	$3,660	$50,438	$-	$(71,004)	$(16,906)

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

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at December 31, 2004	5,660,000	$5,660	$95,973	$-	$(154,617)	$(52,984)

September through December 2005:
Common stock offering at $.25/share	114,600	115	28,535	(8,400)	-	20,250

Contributed Services	-	-	19,428	-	-	19,428

Net loss for the year ended
December 31, 2005	-	-	-	-	(38,018)	(38,018)

Balance at December 31, 2005	5,774,600	5,775	143,936	(8,400)	(192,635)	(51,324)

Stock subscription paid	-	-	-	8,400	-	8,400

Contributed Services	-	-	29,447	-	-	29,447

July 2006: Common stock issued for service at $.25/share	30,000	30	7,470	-	-	7,500

January through December 2006:
Common stock offering at $.25/share	498,000	498	124,003	-	-	124,501

Net loss for the year ended
December 31, 2006	-	-	-	-	(80,910)	(80,910)

Balance at December 31, 2006	6,302,600	$6,303	$304,856	$-	$(273,545)	$37,614

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at December 31, 2006	6,302,600	$6,303	$304,856	$-	$(273,545)	$37,614

June through September 2007:
Common stock offering at $.25/share	660,000	660	164,340	-	-	165,000

Net loss for the year ended
December 31, 2007	-	-	-	-	(152,208)	(152,208)

Balance at December 31, 2007	6,962,600	6,963	469,196	-	(425,753)	50,406

Stock for Services	50,000	50	22,450	-	-	22,500

Net loss for the year ended
December 31, 2008	-	-	-	-	(44,535)	(44,535)

Balance at December 31, 2008	7,012,600	$7,013	$491,646	$-	$(470,288)	$28,371

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007 and
From the Date of Inception October 28, 1987 through December 31, 2008
	2008	2007	From the date of Inception, October 28, 1987 through December 31, 2008

Cash flows from operating activities:
Net Loss	$(44,535)	$(152,208)	$(470,288)

Adjustments to reconcile net loss
to net cash provided (used) by
operating activities:
Loss on impairment of assets	-	-	2,000
Loss on disposal of assets	-	4,785	4,785
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the Company	-	-	47
Stock issued for services	-	-	17,100
Contributed Services	22,500	-	116,910
Depreciation	-	3,827	8,162

Changes in assets and liabilities:			-
(Increase) decrease in assets held for sale	13,131	(13,131)	-
(Increase) decrease in organization costs	-	-	(203)
Increase (decrease) in accounts payable	(4,313)	4,887	2,784
Increase (decrease) in accounts payable - related party	-	(45,688)	-
Increase (decrease) in accrued expenses	-	(14,265)	-

Net cash used by operating activities	(13,217)	(211,793)	(306,952)

Cash flows from investing activities:
Purchase of fixed assets	-	(2,269)	(2,269)
Purchase of leasehold improvements	-	-	(10,474)

Net cash used by investing activities	-	(2,269)	(12,743)

Cash flows from financing activities:
Proceeds from equity issuances	-	165,000	350,850

Net cash provided by financing activities	-	165,000	350,850

Net increase (decrease) in cash and cash equivalents	(13,217)	(49,062)	31,155

Cash and cash equivalents at beginning of year	44,372	93,434	-

Cash and cash equivalents at end of year	$31,155	$44,372	$31,155

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007 and
From the Date of Inception October 28, 1987 through December 31, 2008

	2008	2007	From the Date of Inception, October 28, 1987 through December 31, 2008

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$16,724	$-
Taxes	$-	$-	$-

Non-cash investing and financing activities:
Equity issued for services	$-	$-	$17,100
Equity issued for assets	$-	$-	$2,000
Contributed services	$22,500	$-	$116,910

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

Assets Held for Sale

During the year ended December 31, 2007 the company purchased inventory for use in its concrete casting operation.  In association with the Company ceasing its operating business, $13,131 of inventory has been reclassified as assets held for sale.  As of December 31, 2008 the Company has sold all of the assets held for sale at cost.  As such no gain or loss will be recognized on the sale.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.  The average lives range from three (3) to five (5) years. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.   As of December 31, 2007 the Company has discontinued its operations.  As a result of this the company has written off the value of its leasehold improvements as they were linked to an operating lease that was cancelled as of that date.  The Company also abandoned equipment purchased during the year ended December 31, 2007 as it was linked to the concrete casting operations and was determined to have no value.  The depreciated value of the leasehold improvements and equipment was $4,785 prior to the abandonment of these assets.  The Company has recognized a loss on disposal of its fixed assets of $4,785 for the year ended December 31, 2007.  This amount is included in the loss from discontinued operations.

For the year ended December 31, 2007, depreciation expense was $3,827.

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Income Taxes

The Company’s tax position taken in prior years for deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Management reviews these items regularly in light of changes in tax laws and court rulings at both federal and state levels.

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

As of December 31, 2008 the Company has not filed federal or Utah income tax returns for the years ended December 31, 2007, 2006 or 2005.  Due to losses for those periods the Company does not believe it has any tax liability related to those tax years.

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
	2008	2007

Loss available to common stockholders	$(44,535)	$(152,208)

Weighted average number of common shares
used in basic earnings per share	7,012,600	6,623,641

Basic weighted average loss per share	$(0.01)	$(0.02)

Revenue Recognition and Deferred Revenue

The Company recognizes revenue when products are paid for and goods have been delivered.  To date the Company had no revenue and is still in the development stage.  As of December 31, 2007, the Company has ceased all operations.

Concentration

For the year ended December 31, 2008 and 2007, the Company did not have any revenues from business operations.

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on our financial position and results of operations.

Related Party Transactions

Management Compensation - On September 1, 2005 the Company entered into a Consulting Agreement with one of its officers whereby the officer agreed to provide consulting services as directed by the Company’s board of directors including, but not limited to, the casting of concrete products, the supervision of any personnel hired for the purposes of casting concrete products, and consultation on other matters in regards to developing and promoting the business enterprises of the Company. The officer was considered an independent contractor. The Agreement called for monthly payments of $700 over a period of three years, and was renewable thereafter on a month-to-month basis. During the year ended December 31, 2007, the Company paid the officer $8,400 under the Agreement.  As of December 31, 2007, that officer resigned his positions.  During the year ended December 31, 2007, an attorney was paid $109,600.  During the year ended December 31, 2008, the Company issued 50,000 shares of its common stock to Kevin Asher.  Kevin Asher was the Company’s sole director and officer during that period.

Shop Facilities - On September 1, 2005 the Company entered into a Lease Agreement with one of its officers whereby the Company agreed to lease a building owned by the officer to be used by the Company for shop and warehouse purposes. The term of the Agreement was for three years and called for a monthly payment of $300.  During the year ended December 31, 2007, the Company paid the officer $3,600.  The lease was terminated on December 31, 2007.

Note 2
Common Stock Transactions

During the year ended December 31, 2008, the Company issued 50,000 shares of common stock as compensation to its CEO.  The Company valued the stock at its current trading value of $.45 resulting in compensation expense of $22,500.

During the year ended December 31, 2007 the Company accepted subscriptions from 12 persons for the purchase of a total of 660,000 shares of common stock at a price of $0.25 per share for total proceeds to the Company of $165,000.

Note 3
Commitments and Contingencies

During the year ended December 31, 2007 the Company had a non-cancellable operating lease for its facilities and was to expire August 31, 2008. Although the lease was classified as non-cancellable, the lessor agreed to allow the company to cancel the lease as of December 31, 2007. The lease agreement required a monthly payment of $300. Rent expense for the year ended December 31, 2007 was $3,600.

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

     Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

Deferred tax assets:	2008	2007

NOL Carryover	$139,456	$131,288
Related Party Accruals	-	-
Depreciation	-	-
Deferred tax liabilities	-	-

Less: Valuation Allowance	(139,456)	(131,288)

Net Deferred Tax Asset	$-	$-

Note 4
Provision for Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007

Book Loss	$(17,373)	(31,555)
Contributed Services	8,775	11,484
Services	-	2,925
Other	-	70
State Taxes	-	818

Less: Valuation Allowance	8,598	16,258

Net Deferred Tax Asset	$-	$-
At December 31, 2008, the Company had net operating loss carry-forwards of approximately $358,000 that may be offset against future taxable income from the year 2008 through 2028.  No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

A summary of the Discontinued Operations are as follows:

	2007	From the Date of Inception, October 28, 1987 through December 31, 2007

Revenues	$-	$1,450

Cost of Revenues	-	1,283

Gross Profit (Loss)	-	167

General and Administrative Expenses	144,964	400,580
Loss on Impairment of Asset	-	2,000

Loss from Operations	(144,964)	(402,413)

Other Income (Expense)	-	-

Loss on Disposal of Assets	(4,785)	(4,785)

Total Other Income (Expense)	(4,785)	(4,785)

Net Loss	$(149,749)	$(407,198)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

 Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of December 31, 2008:

1.	We did not maintain proper segregation of duties as it applies to accounting transactions.

Management’s Remediation Initiatives

We are in the process of evaluating our material deficiencies. We have already begun to remediate many of the deficiencies. However, others will require additional people, including adding to our board of directors, which will take longer to remediate.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

    1.    Name an additional officer to approve and initiate financial transactions.

Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Conclusion
The above identified material weaknesses did not result in material audit adjustments to our 2008 financial statements. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

In light of the identified material weaknesses, management performed (1) additional substantive review of those areas described above, and  (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period’s financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present in all material respects the financial position, results of operations and cash flows for the periods presented.

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

ITEM 9B. OTHER INFORMATION

None
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions with IFPG for each of the directors and officers of IFPG.

Name	Age Position (1)

Kevin J. Asher	32
Chairman, CEO, CFO, Secretary, Treasurer and Director since 2008

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

Section 16(A) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Kevin J. Asher, CEO, CFO, Sole Director	0	0	0

Item 11. Executive Compensation

The following table sets forth certain information as to our officers and directors.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Kevin J. Asher, CEO, CFO, Sole Director	2006 2007 2008	0 0 0	0 0 22,500	0 0 22,500

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of March 6, 2008 and by the officers and directors of Concrete Casting as a group.

	Common	Percent of
Name and Address	Shares	Class (1)

Kevin J. Asher	50,000	0.7%
2116 E. Beautiful Lane
Phoenix, Arizona 85042

Thomas E. Hofer Estate	750,000	10.7%
P.O. Box 3431
Carefree, Arizona 85377

Jeff W. Holmes	2,900,000	41.4%
8555 East Voltaire Ave.
Scottsdale, Arizona 85260

All executive officers and directors	50,000	0.7%
as a group (one)

Item 13. Certain Relationships and Related Transactions

There have been no transactions by the company within last two years where either the company as an issuer, or a director, officer or shareholder of the company, had an indirect or direct interest.

PART IV

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal years ended December 31, 2008 and 2007 was approximately $14,000 and $17,400, respectively.

Audit-related Fees. Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2008 and 2007

All other Fees. The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2008 and 2007 were $0 and $0 respectively.

Item 15. Exhibits

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

CONCRETE CASTING INCORPORATED

By: /s/ Kevin J. Asher
-----------------------------------------------------
Kevin J. Asher, Chief Executive Officer

Date: March 25, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kevin J. Asher
-----------------------------------------
Kevin J. Asher, Director and
Principal Executive Officer
Principal Financial Officer

Date: March 25, 2009