Form 10-Q
period 2009-06-30
CONCRETE CASTING INC
filed 2009-08-03
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009
Or

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

The number of shares of the issuer’s Common Stock outstanding as of July 22, 2009 is 7,012,600.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCRETE CASTING, INC.
(A Development Stage Company)
 CONDENSED BALANCE SHEETS

ASSETS
	June 30, 2009 (Unaudited)	December 31, 2008

Current Assets
Cash and cash equivalents	$21,326	$31,155

Total Current Assets	21,326	31,155

Total Assets	$21,326	$31,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,513	$2,784

Total Liabilities	1,513	2,784

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 7,012,600 and 7,012,600 shares issued and outstanding, respectively	7,013	7,013
Additional paid-in capital	491,646	491,646
Accumulated deficit	(478,846)	(470,288)

Total Stockholders’ Equity	19,813	28,371

Total Liabilities and Stockholders’ Equity	$21,326	$31,155

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	From the Date of Inception, October 28, 1987 through June 30, 2009

Revenues	$-	$-	$-	$-	$-

Cost of Revenues	-	-	-	-	-

Gross Profit (Loss)	-	-	-	-	-

General and Administrative Expenses	1,381	17,253	8,558	26,402	53,093

Loss from Operations	(1,381)	(17,253)	(8,558)	(26,402)	(53,093)

Other Expenses - Interest and Miscellaneous	-	-	-	-	(18,555)

Loss Before Discontinued Operations	(1,381)	(17,253)	(8,558)	(26,402)	(71,648)
and Income Taxes

Discontinued Operations and
Income Taxes

Loss from discontinued operations	-	-	-	-	(407,198)

Loss Before Income Taxes	(1,381)	(17,253)	(8,558)	(26,402)	(478,846)

Income Taxes	-	-	-	-	-

Net Loss	$(1,381)	$(17,253)	$(8,558)	$(26,402)	$(478,846)

Basic and Diluted Loss
per Common Share from Continued Operations	$-	$-	$-	$-

Basic and Diluted Loss
per Common Share from Discontinued Operations	$-	$-	$-	$-

Weighted Average Common Shares;
basic and diluted	7,012,600	7,012,600	7,012,600	7,012,600

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	From the Date of Inception, October 28, 1987 through June 30, 2009

Increase (decrease) in cash
and cash equivalents:

Cash flows from operating activities:
Net Loss	$(8,558)	$(26,402)	$(478,846)

Adjustments to reconcile net loss
to net cash provided (used) by
operating activities:
Loss on impairment of assets	-	-	2,000
Loss on disposal of assets	-	-	4,785
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the Company	-	-	47
Stock issued for services	-	11,250	17,100
Contributed Services	-	-	116,910
Depreciation	-	-	8,162

Changes in assets and liabilities:
(Increase) decrease in organization costs	-	-	(203)
Increase (decrease) in accounts payable	(1,271)	7,622	1,513
Net cash used by operating activities	(9,829)	(7,530)	(316,781)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(2,269)
Purchase of leasehold improvements	-	-	(10,474)
Proceeds from sale of assets	-	13,131	-
Net cash used by investing activities	-	13,131	(12,743)

Cash flows from financing activities:
Proceeds from equity issuances	-	-	350,850
Net cash provided by financing activities	-	-	350,850

Net increase (decrease) in cash and cash equivalents	(9,829)	5,601	21,326

Cash and cash equivalents at beginning of year	31,155	44,372	-

Cash and cash equivalents at end of year	$21,326	$49,973	$21,326

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	From the date of Inception, October 28, 1987 through June 30, 2009

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Equity Issued for Services	$-	$22,500	$39,600
Equity Issued for Assets	$-	$-	$2,000
Contributed Services	$-	$-	$94,410

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Concrete Casting, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2008 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2009, and the results of our operations and cash flows for the periods presented. The December 31, 2008 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Loss available to common stockholders	$(8,558)	$(26,402)
Weighted average number of common shares used in basic earnings per share	7,012,600	7,012,600
Basic weighted average loss per share	$-	$-

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

Assets Held for Sale:

During the six months ended June 30, 2008 the Company sold $13,131 of  inventory that had been reclassified to assets held for sale as of December 31, 2007.  The assets were sold for cost and no gain or loss will be recognized as a result of the sale.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

Included in the balance at June 30, 2009 and December 31, 2008, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the six month periods ended June 30, 2009 and 2008, the Company did not recognize any interest or  penalties.

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

3.  Related Party Transactions:

During the six months ended June 30, 2008, the Company issued 50,000 shares of common stock as compensation to Kevin Asher, the Company’s Sole Director and Officer.

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

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

General operating expenses for the six months ended June 30, 2009, totaled $8,558 as compared to $26,402 for the six months ended June 30, 2008.  The decrease is due to the fact that we ceased the development of the concrete casting process as of December 31, 2007.  Accordingly, as of January 1, 2008, our expenses have consisted almost exclusively of the payment of professional fees necessary to maintain our corporate structure and meet our reporting responsibilities with the United States Securities and Exchange Commission.  We anticipate that over the next year we will also incur some traveling expenses as we seek out new business opportunities for the Company.

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

General operating expenses for the quarter ended June 30, 2009, totaled $1,381 as compared to $17,253 for the quarter ended June 30, 2008.  The decrease is due primarily to the fact that we ceased the development of the concrete casting process as of December 31, 2007.  Accordingly, as of January 1, 2008, our expenses have consisted almost exclusively of the payment of professional fees necessary to maintain our corporate structure and meet our reporting responsibilities with the United States Securities and Exchange Commission.  We anticipate that over the next six months we will also incur some traveling expenses as we seek out new business opportunities for the Company.

Liquidity

As of June 30, 2009, we had cash on hand of $21,326.  This money is from the private offering conducted in 2007 as discussed above and the sale of inventory reclassified as assets held for sale.  We project that our operating expenses as discussed above will not exceed $5,000 per quarter for the next two quarters.  Accordingly we have sufficient liquid resources to meet the needs of the Company through the balance of our fiscal year ended December 31, 2009.  As we search for new business opportunities we do not have the liquid resources to acquire any business or technology by purchase.  Any acquisition will have to be made in exchange for the issuance of shares of common stock.

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

Date: July 31, 2009
CONCRETE CASTING INC.

By:	/s/ Kevin J. Asher
Kevin J. Asher
Director and Principal Executive Officer Principal Financial Officer Principal Accounting Officer