Form 10-Q
period 2009-09-30
CONCRETE CASTING INC
filed 2009-11-16
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009
Or

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

The number of shares of the issuer’s Common Stock outstanding as of November 10, 2009 is 7,012,600.

Table of Contents
Page
PART I – FINANCIAL INFORMATION

Item 1 Financial Statements	3

Condensed Balance Sheets – As of September 30, 2009 (Unaudited) and December 31, 2008
Condensed Statements of Operations (Unaudited) – Three Months and Nine Months Ended September 30, 2009 and 2008
Condensed Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2009 and 2008
Notes to Condensed Financial Statements

Item 2 Management’s Discussion and analysis of Financial Condition and Results of Operations	10

Item 3 Quantitative and Qualitative Disclosures About Market Risk	11

Item 4 Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1 Legal Proceedings	12

Item 1A Risk Factors	12

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3 Defaults Upon Senior Securities	13

Item 4 Submission of Matters to a Vote of Security Holders	13

Item 5 Other Information	13

Item 6 Exhibits	13

SIGNATURES	14

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCRETE CASTING, INC.
(A Development Stage Company)
 CONDENSED BALANCE SHEETS

ASSETS
	September 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$19,254	$31,155

Total Current Assets	19,254	31,155

Total Assets	$19,254	$31,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,883	$2,784

Total Liabilities	2,883	2,784

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 7,012,600 and 7,012,600 shares issued and outstanding, respectively	7,013	7,013
Additional paid-in capital	491,646	491,646
Accumulated deficit	(482,288)	(470,288)

Total Stockholders’ Equity	16,371	28,371

Total Liabilities and Stockholders’ Equity	$19,254	$31,155

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	From the Date of Inception, October 28, 1987 through September 30, 2009

Revenues	$-	$-	$-	$-	$-

Cost of Revenues	-	-	-	-	-

Gross Profit (Loss)	-	-	-	-	-

General and Administrative Expenses	3,442	9,560	12,000	35,962	56,535

Loss from Operations	(3,442)	(9,560)	(12,000)	(35,962)	(56,535)

Other Expenses - Interest and Miscellaneous	-	-	-	-	(18,555)

Loss Before Discontinued Operations	(3,442)	(9,560)	(12,000)	(35,962)	(75,090)
and Income Taxes

Discontinued Operations and
Income Taxes

Loss from discontinued operations	-	-	-	-	(407,198)

Loss Before Income Taxes	(3,442)	(9,560)	(12,000)	(35,962)	(482,288)

Income Taxes	-	-	-	-	-

Net Loss	$(3,442)	$(9,560)	$(12,000)	$(35,962)	$(482,288)

Basic and Diluted Loss
per Common Share from Continued Operations	$-	$-	$-	$(0.01)

Basic and Diluted Loss
per Common Share from Discontinued Operations	$-	$-	$-	$-

Weighted Average Common Shares;
basic and diluted	7,012,600	7,012,600	7,012,600	7,012,600

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	From the Date of Inception, October 28, 1987 through September 30, 2009

Increase (decrease) in cash
and cash equivalents:

Cash flows from operating activities:
Net Loss	$(12,000)	$(35,962)	$(482,288)

Adjustments to reconcile net loss
to net cash provided (used) by
operating activities:
Loss on impairment of assets	-	-	2,000
Loss on disposal of assets	-	-	4,785
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the Company	-	-	47
Stock issued for services	-	16,875	17,100
Contributed Services	-	-	116,910
Depreciation	-	-	8,162

Changes in assets and liabilities:
(Increase) decrease in organization costs	-	-	(203)
Increase (decrease) in accounts payable	99	11,509	2,883

Net cash used by operating activities	(11,901)	(7,578)	(318,853)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(2,269)
Purchase of leasehold improvements	-	-	(10,474)
Proceeds from sale of assets	-	13,131	-

Net cash provided (used) by investing activities	-	13,131	(12,743)

Cash flows from financing activities:
Proceeds from equity issuances	-	-	350,850

Net cash provided by financing activities	-	-	350,850

Net increase (decrease) in cash and cash equivalents	(11,901)	5,553	19,254

Cash and cash equivalents at beginning of year	31,155	44,372	-

Cash and cash equivalents at end of year	$19,254	$49,925	$19,254

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	From the date of Inception, October 28, 1987 through September 30, 2009

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Equity Issued for Services	$-	$22,500	$39,600
Equity Issued for Assets	$-	$-	$2,000
Contributed Services	$-	$-	$94,410

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Concrete Casting, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2008 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2009, and the results of our operations and cash flows for the periods presented. The December 31, 2008 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Nature of Corporation:

Concrete Casting Incorporated (formerly Staco Incorporated) (the Company) was organized under the laws of the State of Nevada on October 28, 1987.  The Company was organized for the purpose of pursing the business of stock transfer and register agent and conducted limited activity until operations ceased.  The business remained inactive until 2001 during which time it sought new business opportunities.  On November 30, 2001, the Company acquired certain assets from Mr. Cordell Henrie, a sole proprietor doing business as Concrete Casting. Mr. Henrie became the president of the Company.  The Company changed its name to Concrete Casting Incorporated on January 17, 2002. The assets included drawings, plans and concepts with respect to the design of products to be cast out of concrete.  The Company pursued the development of its concrete casting assets but never generated significant revenues.  On December 31, 2007, Mr. Henrie resigned as an officer and a director of the Company to pursue other interests and the Company has discontinued its concrete casting operations.  The Company has retained the services of Kevin J. Asher to serve as its sole officer and director.  Mr. Asher is seeking to acquire new business opportunities for the Company.  The Company is classified as a development stage company per the accounting standards.

Use of Estimates:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.

Earnings per Share:

            Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities.

CONCRETE CASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Loss available to common stockholders	$(12,000)	$(35,962)
Weighted average number of common shares used in basic earnings per share	7,012,600	7,012,600
Basic weighted average loss per share	$-	$(0.01)

New Accounting Pronouncements:

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” ASC 105 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 became effective for us in the third quarter of 2009 and will not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued a new accounting pronouncement found under Accounting Standards Codification (“ASC”) Topic 855-10 regarding subsequent events (formerly SFAS 165) which defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date.  We have evaluated all subsequent events through the date of this filing.

Assets Held for Sale:

During the nine months ended September 30, 2008 the Company sold $13,131 of inventory that had been reclassified to assets held for sale as of December 31, 2007.  The assets were sold for cost and no gain or loss will be recognized as a result of the sale.

Income Taxes:

The Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process can result in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment may be required in determining the Company’s effective tax rate and in evaluating our tax positions.

The effective income tax rate of 0% for the nine months ended September 30, 2009 and 2008 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods.  The tax benefit generated by the net operating losses at the effective income tax rate should have been approximately $4,700 and $14,000 as of September 30, 2009 and 2008, respectively.  However, these benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.

CONCRETE CASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Discontinued Operations:

On December 31, 2007, the Company decided to cease its operating business. In accordance with ASC 205-20 (formerly FASB Statement No. 144), the Company has classified all prior operations with the exception of interest expense as discontinued operations and has restated all prior income statements. No income tax benefit has been attributed to the transactions.

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

3.  Related Party Transactions:

During the nine months ended September 30, 2008, the Company issued 50,000 shares of common stock as compensation to Kevin Asher, the Company’s Sole Director and Officer.

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

5. Subsequent Events:

The Company has evaluated subsequent events from the balance sheet through November 13th, 2009, the date that the financial statements were available to be issued.

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

Nine Months Ended September 30, 2009 compared to Nine Months Ended September  30, 2008

General operating expenses for the nine months ended September 30, 2009, totaled $12,000 as compared to $35,962 for the nine months ended September 30, 2008.  The decrease is due to the fact that we ceased the development of the concrete casting process as of December 31, 2007.  Accordingly, as of January 1, 2008, our expenses have consisted almost exclusively of the payment of professional fees necessary to maintain our corporate structure and meet our reporting responsibilities with the United States Securities and Exchange Commission.  During the nine months ended September 30, 2008 the Company also recorded compensation expense related to the issuance of common stock to its sole Director and officer in the first quarter of 2008.  We anticipate that over the next year we will also incur some traveling expenses as we seek out new business opportunities for the Company.

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

General operating expenses for the quarter ended September 30, 2009, totaled $3,442 as compared to $9,560 for the quarter ended September 30, 2008.  The decrease is due primarily to the fact that we ceased the development of the concrete casting process as of December 31, 2007.  Accordingly, as of January 1, 2008, our expenses have consisted almost exclusively of the payment of professional fees necessary to maintain our corporate structure and meet our reporting responsibilities with the United States Securities and Exchange Commission.  During the quarter ended September 30, 2008 the Company also recorded compensation expense related to the issuance of common stock to its sole Director and officer in the first quarter of 2008.  We anticipate that over the next year we will also incur some traveling expenses as we seek out new business opportunities for the Company.

Liquidity

As of September 30, 2009, we had cash on hand of $19,254.  This money is from the private offering conducted in 2007 as discussed above and the sale of inventory reclassified as assets held for sale.  We project that our operating expenses as discussed above will not exceed $5,000 per quarter for the next quarter.  Accordingly we have sufficient liquid resources to meet the needs of the Company through the balance of our fiscal year ended December 31, 2009.  As we search for new business opportunities we do not have the liquid resources to acquire any business or technology by purchase.  Any acquisition will have to be made in exchange for the issuance of shares of common stock.

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

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. During the quarter ended September 30, 2009, the Company added Greg Holmes as an officer.  Kevin Asher resigned his position as Secretary of the Corporation and Greg Holmes was named Secretary.   Greg is responsible for initiating and approving cash disbursements and was added to correct the material weakness in internal controls as noted in the Company’s Form 10K filed for the year ended December 31, 2008.  Other than this change, there were no additional changes to the internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 16, 2009
CONCRETE CASTING INC.

	/s/ Kevin J. Asher	/s/ Greg Holmes
By:	Kevin J. Asher	Greg Holmes
	Director and Principal Executive Officer Principal Financial Officer Principal Accounting Officer	Secretary