Form 10-K
period 2009-12-31
CONCRETE CASTING INC
filed 2010-03-31
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2009

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2009  is $430,638.

The number of shares of the issuer’s Common Stock outstanding as of March 18, 2010 is 7,112,600.

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

Employees

Concrete Casting has no employees at this time other than Kevin J. Asher, its CEO and CFO.

Government Regulations:  There are no specific government regulations, either foreign or domestic that  inhibit Concrete Casting.

Item 1A.  Risk Factors

Not Required.

Item 1B.  Unresolved Staff Comments

Not required because registrant is not an accelerated filer or a large accelerated filer or a well-known seasoned issuer.

Item 2.  Property

Concrete Casting's has no properties.  Without current operations, there is no need for any property.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the share holders during the fiscal year ended December 31, 2009.

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

Plan of Operations

PLAN OF OPERATIONS

Due to the closure of our business operations on December 31, 2007, our business plan for the next 12 months will be to locate new business opportunities for Concrete Casting.  With the closure of our operations, our overall cash needs should be met with available resources. However, we would need additional funds to start a new business. Any business decision will be dictated by the requirement for start-up funding and our ability to obtain sufficient funding to launch a new business endeavor.

As of February 20, 2010, we have cash on hand of approximately $16,500 which given current expenditures will see us through to the end of March, 2011. This cash has come from sales of our common stock at the purchase price of $0.25 per share pursuant to a private offering of our shares.  During 2007, pursuant to the private offering we sold 660,000 shares for a total investment proceeds to Concrete Casting of $165,000.  Our current expenditures include primarily the payment of professional fees necessary to keep the corporate structure of Concrete Casting in good standing and to meet the reporting requirements with the Securities and Exchange Commission.

Results of Operations for the fiscal years ended December 31, 2009 and 2008.

Net Sales . The Company had no sales for the years ended December 31, 2009 and 2008.

Cost of Sales . The Company had no cost of sales for the years ended December 31, 2009 and 2008.

General and Administrative expenses . General and Administrative expenses for the year ended December 31, 2009 was $16,026.  Most of the expenses were derived from accounting and legal fees.  General and Administrative expenses for the year ended December 31, 2008 was $44,535.  The majority of these expenses related to compensation expense paid to the Company’s sole employee and director as well as accounting and professional fees related to the to the Company’s reporting requirements with the Securities and Exchange Commission.

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

Index to the Financial Statements

December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Concrete Casting, Inc.
(A Development Stage Company)
Tempe, Arizona

We have audited the accompanying balance sheets of Concrete Casting, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009, and from inception of the development stage on October 28, 1987 through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concrete Casting, Inc. (a development stage company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, and from inception of the development stage on October 28, 1987 through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Concrete Casting Inc.'s (a development stage company) internal control over financial reporting as of December 31, 2009  included in “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

As discussed in Note 6 to the financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 6.)  The 2009 and 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 31, 2010

CONCRETE CASTING, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	December 31, 2009	December 31, 2008

Current Assets
Cash and cash equivalents	$16,503	$31,155

Total Current Assets	16,503	31,155

Total Assets	$16,503	$31,155

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,408	$2,784

Total Current Liabilities	2,408	2,784

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares authorized,
7,012,600 and 7,012,600 shares issued and outstanding,	7,013	7,013
respectively
Additional paid-in capital	493,396	491,646
Accumulated deficit	(486,314)	(470,288)

Total Stockholders' Equity	14,095	28,371

Total Liabilities and Stockholders' Equity	$16,503	$31,155

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008 and
From the Date of Inception October 28, 1987 through December 31, 2009

	2009	2008	From the Date of Inception, October 28, 1987 through December 31, 2009

Revenues	$-	$-	$-

Cost of Revenues	-	-	-

Gross Profit (Loss)	-	-	-

General and Administrative Expenses	16,026	44,535	60,561

Loss from Operations	16,026	44,535	60,561

Other Expenses - Interest and Miscellaneous	-	-	(18,555)

Loss before Discontinued Operations	(16,026)	(44,535)	(79,116)
and Income Taxes

Loss from Discontinued Operations (Note 4)	-	-	(407,198)

Loss before Income Taxes	(16,026)	(44,535)	(486,314)

Income Taxes	-	-	-

Net Loss	$(16,026)	$(44,535)	$(486,314)

Basic and Diluted Loss
per Common Share from Continued Operations (Note 1)	$(0.00)	$(0.01)

Weighted Average Common Shares;
basic and diluted	7,012,600	7,012,600

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

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at December 31, 2006	6,302,600	$6,303	$304,856	$-	$(273,545)	$37,614

June through September 2007:
Common stock offering at $.25/share	660,000	660	164,340	-	-	165,000

Net loss for the year ended
December 31, 2007	-	-	-	-	(152,208)	(152,208)

Balance at December 31, 2007	6,962,600	6,963	469,196	-	(425,753)	50,406

Stock for Services	50,000	50	22,450	-	-	22,500

Net loss for the year ended
December 31, 2008	-	-	-	-	(44,535)	(44,535)

Balance at December 31, 2008	7,012,600	7,013	491,646	-	(470,288)	28,371

Contributed Services	-	-	1,750	-	-	1,750

Net loss for the year ended
December 31, 2009	-	-	-	-	(16,026)	(16,026)

Balance at December 31, 2009	7,012,600	$7,013	$493,396	$-	$(486,314)	$14,095

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008 and
From the Date of Inception October 28, 1987 through December 31, 2009
	2009	2008	From the date of Inception, October 28, 1987 through December 31, 2009

Cash flows from operating activities:
Net Loss	$(16,026)	$(44,535)	$(486,314)

Adjustments to reconcile net loss
to net cash provided (used) by
operating activities:
Loss on impairment of assets	-	-	2,000
Loss on disposal of assets	-	-	4,785
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the Company	-	-	47
Stock issued for services	-	22,500	39,600
Contributed Services	1,750	-	96,160
Depreciation	-	-	8,162

Changes in assets and liabilities:
(Increase) decrease in assets held for sale	-	13,131	-
(Increase) decrease in organization costs	-	-	(203)
Increase (decrease) in accounts payable	(376)	(4,313)	2,408

Net cash used by operating activities	(14,652)	(13,217)	(321,604)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(2,269)
Purchase of leasehold improvements	-	-	(10,474)

Net cash used by investing activities	-	-	(12,743)

Cash flows from financing activities:
Proceeds from equity issuances	-	-	350,850

Net cash provided by financing activities	-	-	350,850

Net increase (decrease) in cash and cash equivalents	(14,652)	(13,217)	16,503

Cash and cash equivalents at beginning of year	31,155	44,372	-

Cash and cash equivalents at end of year	$16,503	$31,155	$16,503

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008 and
From the Date of Inception October 28, 1987 through December 31, 2009

	2009	2008	From the Date of Inception, October 28, 1987 through December 31, 2009

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash investing and financing activities:
Equity issued for services	$-	$22,500	$39,600
Equity issued for assets	$-	$-	$2,000
Contributed services	$1,750	$-	$96,160

The Accompanying Notes are an Integral
Part of the Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Organization and History

Concrete Casting Incorporated (formerly Staco Incorporated) (the Company) was organized under the laws of the State of Nevada on October 28, 1987.  The Company was organized for the purpose of pursing the business of stock transfer and register agent and conducted limited activity until operations ceased.  The business remained inactive until 2001 during which time it sought new business opportunities.  On November 30, 2001, the Company acquired certain assets from Mr. Cordell Henrie, a sole proprietor doing business as Concrete Casting. Mr. Henrie became the president of the Company.  The Company changed its name to Concrete Casting Incorporated on January 17, 2002. The assets included drawings, plans and concepts with respect to the design of products to be cast out of concrete.  The Company pursued the development of its concrete casting assets but never generated significant revenues.  On December 31, 2007, Mr. Henrie resigned as an officer and a director of the Company to pursue other interests and the Company has discontinued its concrete casting operations.  The Company has retained the services of Kevin J. Asher to serve as its sole officer and director.  During the year ended December 31, 2009 the Company added one additional officer.  Mr. Asher is seeking to acquire new business opportunities for the Company.  The Company is classified as a development stage company as defined in ASC 915-10 (formerly SFAS No. 7).

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

The Company had no fixed assets for the years ended December 31, 2009 and 2008.

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

The Company has adopted the provisions of ASC 740-10 (formerly FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes), on July 1, 2007.

The Company files income tax returns in the U.S. federal jurisdiction, and the state of Utah.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

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

As of December 31, 2009 the Company has not filed federal or Utah income tax returns for the years ended December 31, 2009, 2008, 2007, 2006 or 2005.  Due to losses for those periods the Company does not believe it has any tax liability related to those tax years.

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
	2009	2008

Loss available to common stockholders	$(16,026)	$(44,535)

Weighted average number of common shares
used in basic earnings per share	7,012,600	7,012,600

Basic weighted average loss per share	$(0.00)	$(0.01)

Revenue Recognition

The Company recognizes revenue when products are paid for and goods have been delivered.  To date the Company had no revenue and is still in the development stage.  As of December 31, 2007, the Company has ceased all operations.

Concentration

For the year ended December 31, 2009 and 2008, the Company did not have any revenues from business operations.

Pending Accounting Pronouncements

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles.  ASC 105 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 became effective for us in the third quarter of 2009 and will not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued a new accounting pronouncement found under Accounting Standards Codification (“ASC”) Topic 855-10 regarding subsequent events which defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date.  We have evaluated all subsequent events through the date of this filing.

Related Party Transactions

Management Compensation - During the year ended December 31, 2008, the Company issued 50,000 shares of its common stock to Kevin Asher.  Kevin Asher was the Company’s sole director and officer during that period.

Note 2
Common Stock Transactions

During the year ended December 31, 2008, the Company issued 50,000 shares of common stock as compensation to its CEO.  The Company valued the stock at its current trading value of $.45 resulting in compensation expense of $22,500.

Note 3
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

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

Deferred tax assets:	2009	2008

NOL Carryover	$145,020	$139,456
Related Party Accruals	-	-
Depreciation	-	-
Deferred tax liabilities	-	-

Less: Valuation Allowance	(145,020)	(139,456)

Net Deferred Tax Asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:
	2009	2008

Book Loss	$(6,250)	$(17,373)
Stock Issued for Services	-	8,775
Contributed Services	683	-

Less: Valuation Allowance	5,567	8,598

Net Deferred Tax Asset	$-	$-

At December 31, 2009, the Company had net operating loss carry-forwards of approximately $371,800 that may be offset against future taxable income from the year 2009 through 2029.  No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

Note 4
Discontinued Operations

On December 31, 2007, the Company decided to cease its operating business. In accordance with ASC 360-10, the Company has classified all prior operations with the exception of interest expense as discontinued operations and has restated all prior income statements. No income tax benefit has been attributed to the transactions.

Note 4
Discontinued Operations (continued)

A summary of the Discontinued Operations are as follows:

From the Date of Inception, October 28, 1987 through December 31, 2007

Revenues	$1,450

Cost of Revenues	1,283

Gross Profit (Loss)	167

General and Administrative Expenses	400,580
Loss on Impairment of Asset	2,000

Loss from Operations	(402,413)

Other Income (Expense)	-

Loss on Disposal of Assets:	(4,785)

Total Other Income (Expense)	(4,785)

Net Loss	$(407,198)

Note 5
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

Note 6
Subsequent Events

Subsequent to December 31, 2009 the Company issued 100,000 shares of restricted common stock to Kevin Asher the Companies sole employee and director.  The stock was issued to induce Mr. Asher to continue providing his services to the Company through the year ended December 31, 2010.  The stock will be valued at $.052 per share which was the trading price of the common stock on the date of issuance March 11, 2010.  The amount will be booked as prepaid compensation and amortized over the year using the straight line method.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2009, the Company added Greg W. Holmes as Secretary of the Company.  The addition of Mr. Holmes was to address the material weakness as it related to segregation of duties as noted in the report issued for the year ended December 31, 2008.

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

Name	Age Position (1)

Kevin J. Asher	34
Chairman, CEO, CFO, Treasurer and Director since 2008
Greg W. Holmes	46
Secretary since 2009

(1) All executive officers are elected by the Board and hold office until the next Annual Meeting of shareholders and until their successors are elected and agree to serve.

Effective January 1, 2008, Kevin J. Asher was elected a director and to the following officer positions of Concrete Casting Incorporated: President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.  The election of Mr. Asher was to fill the vacancies created by the resignation of Cordell Henrie, which took effect on December 31, 2007.  During the year ended December 21, 2009, Kevin Asher resigned as Secretary and Greg W. Holmes was added as Secretary of the Company.

Section 16(A) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Kevin J. Asher, CEO, CFO, President, Treasurer, Chief Accounting Officer	0	0	0

Greg W. Holmes, Secretary	0	0	0

Item 11. Executive Compensation

The following table sets forth certain information as to our officers and directors.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Kevin J. Asher, CEO, CFO, President, Treasurer, Chief Accounting Officer	2007 2008 2009	0 0 0	0 22,500 0	0 22,500 0
Greg W. Holmes, Secretary	2007 2008 2009	0 0 0	0 0 0	0 0 0

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of  March 19, 2010 and by the officers and directors of Concrete Casting as a group.

	Common	Percent of
Name and Address	Shares	Class (1)

Kevin J. Asher	150,000	2.1%
2116 E. Beautiful Lane
Phoenix, Arizona 85042

Thomas E. Hofer Estate	750,000	10.5%
P.O. Box 3431
Carefree, Arizona 85377

Jeff W. Holmes	2,900,000	40.7%
8555 East Voltaire Ave.
Scottsdale, Arizona 85260

All executive officers and directors	50,000	2.1%
as a group (one)

Item 13. Certain Relationships and Related Transactions

There have been no transactions by the company within last two years where either the company as an issuer, or a director, officer or shareholder of the company, had an indirect or direct interest.

PART IV

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2009 and 2008 was approximately $11,800 and $14,000.

Audit-related Fees. Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2009 and 2008

All other Fees. The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting services approved by the audit committee, for the fiscal years ended December 31, 2009 and 2008 were $0 and $0 respectively.

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
Kevin J. Asher, Chief Executive Officer and CFO

Date: March 31, 2010

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kevin J. Asher
-----------------------------------------
Kevin J. Asher, Director and
Principal Executive Officer
Principal Financial Officer

Date: March 31, 2010