Form 10-Q
period 2010-03-31
CONCRETE CASTING INC
filed 2010-05-17
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1034

For the quarterly period ended: March 31, 2010
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1034

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). N/A since the registrant is neither required nor permitted to post Interactive Data Files.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes		No

The number of shares of the issuer’s Common Stock outstanding as of May 17, 2010 is 7,112,600.

Page
PART I – FINANCIAL INFORMATION

Item 1 Financial Statements	3

Condensed Balance Sheets – As of March 31, 2010 (Unaudited) and December 31, 2009
Condensed Statements of Operations (Unaudited) – Three Months Ended March 31, 2010 and 2009
Condensed Statements of Cash Flows (Unaudited) – Three Months Ended March 31, 2010 and 2009
Notes to Condensed Financial Statements

Item 2 Management’s Discussion and analysis of Financial Condition and Results of Operations	10

Item 3 Quantitative and Qualitative Disclosures About Market Risk	11

Item 4 Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1 Legal Proceedings	12

Item 1A Risk Factors	12

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3 Defaults Upon Senior Securities	13

Item 4 (Removed and Reserved)	13

Item 5 Other Information	13

Item 6 Exhibits	13

SIGNATURES	14

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCRETE CASTING, INC.
(A Development Stage Company)
 CONDENSED BALANCE SHEETS

ASSETS
	March 31, 2010	December 31, 2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$15,492	$16,503
Prepaid expenses	3,900	-

Total Current Assets	19,392	16,503

Total Assets	$19,392	$16,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$9,284	$2,408

Total Liabilities	9,284	2,408

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares authorized,
7,112,600 and 7,012,600 shares issued and outstanding,	7,113	7,013
respectively
Additional paid-in capital	498,496	493,396
Accumulated deficit	(495,501)	(486,314)

Total Stockholders' Equity	10,108	14,095

Total Liabilities and Stockholders' Equity	$19,392	$16,503

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	From the Date of Inception, October 28, 1987 through March 31, 2010

Revenues	$-	$-	$-

Cost of Revenues	-	-	-

Gross Profit (Loss)	-	-	-

General and Administrative Expenses	9,187	7,177	69,748

Loss from Operations	(9,187)	(7,177)	(69,748)

Other Expenses - Interest and Miscellaneous	-	-	(18,555)

Loss Before Discontinued Operations	(9,187)	(7,177)	(88,303)
and Income Taxes

Discontinued Operations and
Income Taxes

Loss from discontinued operations	-	-	(407,198)

Loss Before Income Taxes	(9,187)	(7,177)	(495,501)

Income Taxes	-	-	-

Net Loss	$(9,187)	$(7,177)	$(495,501)

Basic and Diluted Loss
per Common Share from Continued Operations	$-	$-

Weighted Average Common Shares;
basic and diluted	7,037,044	7,012,600

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	From the date of Inception, October 28, 1987 through March 31, 2010

Increase (decrease) in cash
and cash equivalents:

Cash flows from operating activities:
Net Loss	$(9,187)	$(7,177)	$(495,501)

Adjustments to reconcile net loss
to net cash provided (used) by
operating activities:
Loss on impairment of assets	-	-	2,000
Loss on disposal of assets	-	-	4,785
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the Company	-	-	47
Stock issued for services	1,300	-	40,900
Contributed Services	-	-	96,160
Depreciation	-	-	8,162

Changes in assets and liabilities:
(Increase) decrease in organization costs	-	-	(203)
Increase (decrease) in accounts payable	6,876	2,653	9,284

Net cash used by operating activities	(1,011)	(4,524)	(322,615)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(2,269)
Purchase of leasehold improvements	-	-	(10,474)
	-	-	-

Net cash used by investing activities	-	-	(12,743)

Cash flows from financing activities:
Proceeds from equity issuances	-	-	350,850

Net cash provided by financing activities	-	-	350,850

Net increase (decrease) in cash and cash equivalents	(1,011)	(4,524)	15,492

Cash and cash equivalents at beginning of year	16,503	31,155	-

Cash and cash equivalents at end of year	$15,492	$26,631	$15,492

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	From the date of Inception, October 28, 1987 through March 31, 2010

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Equity Issued for Services	$5,200	$-	$44,800
Equity Issued for Assets	$-	$-	$2,000
Contributed Services	$-	$-	$96,160

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONCRETE CASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Concrete Casting, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2009 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2010, and the results of our operations and cash flows for the periods presented. The December 31, 2009 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Earnings per Share:

 Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic net loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Loss available to common stockholders	$(9,187)	$(7,177)
Weighted average number of common shares used in basic earnings per share	7,037,044	7,012,600
Basic weighted average loss per share	$-	$-

CONCRETE CASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

New Accounting Pronouncements:

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles.  ASC 105 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. ASC 105 became effective for us in the third quarter of 2009 and will not have a material impact on our financial position or results of operations.

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

Included in the balance at March 31, 2010 and December 31, 2009, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three month periods ended March 31, 2010 and 2009, the Company did not recognize  any interest or  penalties.

Discontinued Operations:

On December 31, 2007, the Company decided to cease its operating business. In accordance with FASB Statement No. 144, the Company has classified all prior operations with the exception of interest expense as discontinued operations and has restated all prior income statements. No income tax benefit has been attributed to the transactions.

2. Common Stock Transactions:

During the quarter ended March 31, 2010, the Company issued 100,000 shares of common stock at par value as compensation to its CEO.  The Company valued the stock at its current trading value of $.052 resulting in compensation expense of $5,200. The Company will recognize this expense prorata over the year ended December 31, 2010. Compensation expense during the three months ended March 31, 2010 was $1,300 related to this event with the remaining $3,900 being recorded as prepaid compensation.

3.  Related Party Transactions:

During the quarter ended March 31, 2010, the Company issued 100,000 shares of common stock at par value as prepaid compensation to Kevin Asher, the Company’s Sole Director and Officer.

CONCRETE CASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

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

5. Subsequent Events:

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined there are no subsequent events to be reported.

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

Quarters ended March 31, 2010 and 2009

General operating expenses for the quarter ended March 31, 2010, totaled $9,187 as compared to $7,177 for the quarter ended March 31, 2009.  The increase is primarily due to the Company paying compensation to its officer via the issuance of 100,000 shares of restricted stock.  As of January 1, 2008, our expenses have consisted almost exclusively of the payment of professional fees necessary to maintain our corporate structure and meet our reporting responsibilities with the United States Securities and Exchange Commission.  We anticipate that over the next nine months we will also incur some traveling expenses as we seek out new business opportunities for the Company.

Liquidity

As of March 31, 2010, we had cash on hand of $15,492.  This money is from the private offering conducted in 2007 as discussed above.  We project that our operating expenses as discussed above will not exceed $10,000 per quarter for the next three quarters.  Accordingly, we do not have sufficient liquid resources to meet the needs of the Company through the balance of our fiscal year ended December 31, 2010.  As we search for new business opportunities we do not have the liquid resources to acquire any business or technology by purchase.  Any acquisition will have to be made in exchange for the issuance of shares of common stock.  If the Company does not complete a transaction by the end of the fiscal year it will be necessary to raise additional capital either through the sale of additional equity or through existing shareholder loans.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 31.1 CEO and CFO Certification
Exhibit 31.2 CEO and CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010
CONCRETE CASTING INC.

By:	/s/ Kevin J. Asher
Kevin J. Asher
Director and Principal Executive Officer Principal Financial Officer Principal Accounting Officer