Form 10-K/A
period 2009-12-31
CONCRETE CASTING INC
filed 2010-07-23
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2009)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that our disclosure controls and procedures were effective at the reasonable assurance level over disclosure controls.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 and determined that our controls and procedures were effective at the reasonable assurance level. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, the period covered by this Annual Report on Form 10-K, as discussed above.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on these criteria and our assessment, we have determined that, as of December 31, 2009, our internal control over financial reporting was effective.

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

Date: July 23, 2010

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kevin J. Asher
-----------------------------------------
Kevin J. Asher, Director and
Principal Executive Officer
Principal Financial Officer

Date: July 23, 2010