Form 10-Q
period 2010-09-30
CONCRETE CASTING INC
filed 2010-11-22
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010
or

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

The number of shares of the issuer’s Common Stock outstanding as of November 19, 2010 is 3,414,048.

Page
PART I – FINANCIAL INFORMATION

Item 1 Financial Statements	3

Condensed Balance Sheets – As of September 30, 2010 (Unaudited) and December 31, 2009
Condensed Statements of Operations (Unaudited) – Three and Nine Months Ended September 30, 2010 and 2009
Condensed Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2010 and 2009
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

AirWare International Corp.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
 CONDENSED BALANCE SHEETS

ASSETS
	September 30, 2010	December 31, 2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,599	$16,503
Prepaid expenses	1,300	-

Total Current Assets	3,899	16,503

Total Assets	$3,899	$16,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,217	$2,408

Total Liabilities	4,217	2,408

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $.001 par value, 90,000,000 shares authorized,
3,414,048 and 3,366,048 shares issued and outstanding,	3,414	3,366
respectively
Preferred Stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Additional paid-in capital	502,195	497,043
Accumulated deficit	(505,927)	(486,314)

Total Stockholders' Equity	(318)	14,095

Total Liabilities and Stockholders' Equity	$3,899	$16,503

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

AirWare International Corp.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	From the Date of Inception, October 28, 1987 through September 30, 2010

Revenues	$-	$-	$-	$-	$-

Cost of Revenues	-	-	-	-	-

Gross Profit (Loss)	-	-	-	-	-

General and Administrative Expenses	4,068	3,442	19,613	12,000	80,174

Loss from Operations	(4,068)	(3,442)	(19,613)	(12,000)	(80,174)

Other Expenses - Interest and Miscellaneous	-	-	-	-	(18,555)

Loss Before Discontinued Operations	(4,068)	(3,442)	(19,613)	(12,000)	(98,729)
and Income Taxes

Discontinued Operations and
Income Taxes

Loss from discontinued operations	-	-	-	-	(407,198)

Loss Before Income Taxes	(4,068)	(3,442)	(19,613)	(12,000)	(505,927)

Income Taxes	-	-	-	-	-

Net Loss	$(4,068)	$(3,442)	$(19,613)	$(12,000)	$(505,927)

Basic and Diluted Loss per Common Share	$-	$-	$(0.01)	$-

Weighted Average Common Shares;
basic and diluted	3,414,048	3,366,048	3,401,740	3,366,048

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

AirWare International Corp.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	From the date of Inception, October 28, 1987 through September 30, 2010

Increase (decrease) in cash
and cash equivalents:

Cash flows from operating activities:
Net Loss	$(19,613)	$(12,000)	$(505,927)

Adjustments to reconcile net loss
to net cash provided (used) by
operating activities:
Loss on impairment of assets	-	-	2,000
Loss on disposal of assets	-	-	4,785
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the Company	-	-	47
Stock issued for services	3,900	-	43,500
Contributed Services	-	-	96,160
Depreciation	-	-	8,162

Changes in assets and liabilities:
(Increase) decrease in organization costs	-	-	(203)
Increase (decrease) in accounts payable	1,809	99	4,217
Net cash used by operating activities	(13,904)	(11,901)	(335,508)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(2,269)
Purchase of leasehold improvements	-	-	(10,474)
Net cash used by investing activities	-	-	(12,743)

Cash flows from financing activities:
Proceeds from equity issuances	-	-	350,850
Net cash provided by financing activities	-	-	350,850

Net increase (decrease) in cash and cash equivalents	(13,904)	(11,901)	2,599

Cash and cash equivalents at beginning of year	16,503	31,155	-

Cash and cash equivalents at end of period	$2,599	$19,254	$2,599

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

AirWare International Corp.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	From the date of Inception, October 28, 1987 through September 30, 2010

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Equity Issued for Services	$5,200	$-	$44,800
Equity Issued for Assets	$-	$-	$2,000
Contributed Services	$-	$1,750	$96,160

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

AirWare International Corp.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by AirWare International Corp. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2009 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2010, and the results of our operations and cash flows for the periods presented. The December 31, 2009 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Nature of Corporation:

AirWare International Corp. (formerly Concrete Casting Incorporated) (the Company) was organized under the laws of the State of Nevada on October 28, 1987.  The Company was organized for the purpose of pursing the business of stock transfer and register agent and conducted limited activity until operations ceased.  The business remained inactive until 2001 during which time it sought new business opportunities.  On November 30, 2001, the Company acquired certain assets from Mr. Cordell Henrie, a sole proprietor doing business as Concrete Casting. Mr. Henrie became the president of the Company.  The Company changed its name to Concrete Casting Incorporated on January 17, 2002. The assets included drawings, plans and concepts with respect to the design of products to be cast out of concrete.  The Company pursued the development of its concrete casting assets but never generated significant revenues.  On December 31, 2007, Mr. Henrie resigned as an officer and a director of the Company to pursue other interests and the Company has discontinued its concrete casting operations.  The Company has retained the services of Kevin J. Asher to serve as its sole officer and director.  Mr. Asher is seeking to acquire new business opportunities for the Company.  On July 1, 2010 the registrant changed its name to AirWare International Corp. in preparation for a merger with AirWare Holdings, Inc.  As of September 30, 2010, the  merger had not closed and the planned merger was cancelled.  The Company is classified as a development stage company as defined in ASC 915-10 (formerly SFAS No. 7).

Earnings per Share:

 Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic net loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Loss available to common stockholders	$(19,613)	$(12,000)
Weighted average number of common shares used in basic earnings per share	3,401,740	3,366,048
Basic weighted average loss per share	$(0.01)	$-

AirWare International Corp.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

New Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

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

Included in the balance at September 30, 2010 and December 31, 2009, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the nine month periods ended September 30, 2010 and 2009, the Company did not recognize  any interest or  penalties.

Discontinued Operations:

On December 31, 2007, the Company decided to cease its operating business. In accordance with FASB Statement No. 144, the Company has classified all prior operations with the exception of interest expense as discontinued operations and has restated all prior income statements. No income tax benefit has been attributed to the transactions.

2. Common Stock Transactions:

On July1, 2010, the Majority Shareholders of the issued and outstanding shares of the Company’s common stock approved a .48 for 1 reverse common stock split; these interim financial statements have been adjusted for the effects of this reverse split.  In addition, the Company increased its authorized shares to 90,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value blank check preferred stock.  These actions were approved by the Registrant’s board of directors, who then submitted the actions to the shareholders for approval.  Both actions were approved pursuant to a majority shareholder written consent signed by the holders of 3,640,000, or 51% of the 7,112,600 pre-split common shares issued and outstanding.

During the nine months ended September 30, 2010, the Company issued 48,000 shares of common stock as compensation to its CEO.  The Company valued the stock at its fair market value of about $.11 per share, resulting in compensation expense of $5,200. The Company will recognize this expense prorata over the year ended December 31, 2010. Compensation expense during the nine months ended September 30, 2010 was $3,900 related to this event with the remaining $1,300 being recorded as prepaid compensation.

3.  Related Party Transactions:

During the nine months ended September 30, 2010, the Company issued 48,000 shares of common stock at fair value of about $.11 per share as prepaid compensation to Kevin Asher, the Company’s Sole Director and Officer.

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

5. Subsequent Events:

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no  material subsequent events exist.

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

Quarters ended September 30, 2010 and 2009

General operating expenses for the quarter ended September 30, 2010, totaled $4,068 as compared to $3,442 for the quarter ended September 30, 2009.  The increase is primarily due to the Company paying compensation to its officer via the issuance of 48,000 shares of restricted stock.  As of January 1, 2008, our expenses have consisted almost exclusively of the payment of professional fees necessary to maintain our corporate structure and meet our reporting responsibilities with the United States Securities and Exchange Commission.  We anticipate that over the next three months we will incur additional legal expenses as we will need to raise additional capital and search for new business opportunities.

Nine months ended September 30, 2010 and 2009

General operating expenses for the nine months ended September 30, 2010, totaled $19,613 as compared to $12,000 for the nine months ended September 30, 2009.  The increase is primarily due to the Company paying compensation to its officer via the issuance of 48,000 shares of restricted stock.  The Company also incurred additional legal fees as part of the merger negotiations conducted during the period.  As of January 1, 2008, our expenses have consisted almost exclusively of the payment of professional fees necessary to maintain our corporate structure and meet our reporting responsibilities with the United States Securities and Exchange Commission.  We anticipate that over the next three months we will need to raise additional capital to search for new business opportunities.

Liquidity

As of September 30, 2010, we had cash on hand of $2,599.  This money is from the private offering conducted in 2007 as discussed above.  We project that our operating expenses as discussed above will not exceed $10,000 per quarter.  Accordingly, we do not have sufficient liquid resources to meet the needs of the Company through the balance of our fiscal year ended December 31, 2010.  As we search for new business opportunities we do not have the liquid resources to acquire any business or technology by purchase.  Any acquisition will have to be made in exchange for the issuance of shares of common stock.  If the Company does not complete a transaction by the end of the fiscal year it will be necessary to raise additional capital either through the sale of additional equity or through existing shareholder loans.

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
Exhibit 32.1 CEO and CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 22, 2010
AIRWARE INTERNATIONAL CORP.

By:	/s/ Kevin J. Asher
Kevin J. Asher
Director and Principal Executive Officer Principal Financial Officer Principal Accounting Officer