Form 10-K
period 2010-12-31
CONCRETE CASTING INC
filed 2011-03-31
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2010

[   ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ____________

     Commission File No. 333-102684

AIRWARE INTERNATIONAL CORP.
 (Exact name of Registrant as specified in its charter)

NEVADA	87-0451230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

1225 W. Washington Street, Suite 213, Tempe, AZ	85018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (602) 778-7516

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act: none.

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).   Yes  ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 31, 2011  is $1,136,884.

The number of shares of the issuer’s Common Stock outstanding as of March 25, 2011 is 3,414,048.

PART I

Item 1. Description of Business

GENERAL

AirWare International Corp. (“AirWare”) was incorporated on October 28, 1987 pursuant to the laws of the State of Nevada under the name Staco Incorporated. It was organized for the purpose of conducting business as a transfer agent.  This business was unsuccessful as a transfer agent and became inactive. The business remained inactive until 2001 during which time it sought to acquire assets or shares of a business operation that had potential for profit. On November 30, 2001, we acquired certain assets from Mr. Cordell Henrie, a sole proprietor doing business as Concrete Casting. Mr. Henrie became the president of Concrete Casting. We changed our name to Concrete Casting Incorporated on January 17, 2002. The assets included drawings, plans and concepts with respect to the design of replicas of antiquities to be cast in concrete and marketed to the U.S. landscaping market.  From November 30, 2001, through December 31, 2007, our business focus remained concrete products though our emphasis changed from replicas of antiquities to construction applications such as casted window wells and water features for landscaping use.

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

The selection of a business opportunity in which to participate is complex and risky. Additionally, as AirWare has only limited resources, it may be difficult to find good opportunities. There can be no assurance that AirWare will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to AirWare and its shareholders.  AirWare will select any potential business opportunity based on management's business judgment.

The activities of AirWare are subject to several significant risks which arise primarily as a result of the fact that AirWare has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of AirWare’s shareholders. The risks faced by AirWare are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

Employees

AirWare has no employees at this time other than Kevin J. Asher, its CEO and CFO.

Government Regulations:  There are no specific government regulations, either foreign or domestic that  inhibit Concrete Casting.

Item 1A.  Risk Factors

Not Required.

Item 1B.  Unresolved Staff Comments

Not required because registrant is not an accelerated filer or a large accelerated filer or a well-known seasoned issuer.

Item 2.  Property

AirWare has no properties.  Without current operations, there is no need for any property.

Item 3. Legal Proceedings

None

Item 4. (Removed and Reserved)

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

OPTION, WARRANTS AND REGISTRATION RIGHTS

We have no outstanding options or warrants to purchase, or securities convertible into, common equity of AirWare. There are no shares AirWare has agreed to register under the Securities Act for sale by security holders.

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

HOLDERS OF OUR COMMON STOCK

As of the date of this registration statement, we have 79 registered shareholders.

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

Plan of Operations

PLAN OF OPERATIONS

Due to the closure of our business operations on December 31, 2007, our business plan for the next 12 months will be to locate new business opportunities for AirWare.  With the closure of our operations, our overall cash needs should be met with available resources. However, we would need additional funds to start a new business. Any business decision will be dictated by the requirement for start-up funding and our ability to obtain sufficient funding to launch a new business endeavor.

As of March 23, 2011, we have cash on hand of approximately $7,500 which given current expenditures will not be sufficient to cover expenses for the next twelve months. This cash has come from sales of our common stock at the purchase price of $0.25 per share pursuant to a private offering of our shares.  During 2007, pursuant to the private offering we sold 316,800 shares for a total investment proceeds to AirWare of $165,000.  The Company has also obtained a $12,00 non-interest bearing note from one of its shareholders.  Our current expenditures include primarily the payment of professional fees necessary to keep the corporate structure of AirWare in good standing and to meet the reporting requirements with the Securities and Exchange Commission.  The Company will need to obtain additional capital to continue operations.  This capital will come in the form of shareholder loans or equity financing.

Results of Operations for the fiscal years ended December 31, 2010 and 2009.

Net Sales . The Company had no sales for the years ended December 31, 2010 and 2009.

Cost of Sales . The Company had no cost of sales for the years ended December 31, 2010 and 2009.

General and Administrative expenses . General and Administrative expenses for the year ended December 31, 2010 was $22,955.  Most of the expenses were derived from accounting and legal fees and stock based compensation to its CEO.  General and Administrative expenses for the year ended December 31, 2009 was $16,026.  The majority of these expenses related to compensation expense paid to the Company’s sole employee and director as well as accounting and professional fees related to the to the Company’s reporting requirements with the Securities and Exchange Commission.  The increase in General and Administrative expenses over the prior year were a result of legal fees related to the failed merger and stock based compensation issued to the CEO.

Liquidity and Capital Resources. Since inception, we have financed our cash requirements from the sale of equity securities.  The Company will need to acquire additional capital in the form of shareholder loans or additional equity financing to continue for the next twelve months.

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

Certain Trends and Uncertainties:

AirWare has in the past and may in the future make forward-looking statements. Certain of the statements contained in this document involve risks and uncertainties. The future results of CCSG could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Such risks and uncertainties include, but are not limited to the following:

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk and Supplementary Data.

Not Required.

Item 8. Financial Statements

AirWare International Corp.

Index to the Financial Statements

December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AirWare International Corp.
(A Development Stage Company)
Tempe, Arizona

We have audited the accompanying balance sheets of AirWare International Corp. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AirWare International Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 5.  The 2010 and 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC
Salt Lake City, Utah
March 31, 2011

AIRWARE INTERNATIONAL CORP.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	December 31, 2010	December 31, 2009

Current Assets
Cash and cash equivalents	$412	$16,503

Total Current Assets	412	16,503

Total Assets	$412	$16,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,071	$2,408

Total Current Liabilities	4,071	2,408

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $.001 par value, 90,000,000 shares authorized,
3,414,048 and 3,366,048 shares issued and outstanding,	3,414	3,366
respectively
Preferred Stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Additional paid-in capital	502,195	497,043
Accumulated deficit	(509,268)	(486,314)

Total Stockholders' Equity	(3,659)	14,095

Total Liabilities and Stockholders' Equity	$412	$16,503

The Accompanying Notes are an Integral
Part of the Financial Statements

AIRWARE INTERNATIONAL CORP.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009 and
From the Date of Inception October 28, 1987 through December 31, 2009

	2010	2009	From the Date of Inception, October 28, 1987 through December 31, 2010

Revenues	$-	$-	$-

Cost of Revenues	-	-	-

Gross Profit (Loss)	-	-	-

General and Administrative Expenses	22,954	16,026	83,515

Loss from Operations	22,954	16,026	(83,515)

Other Expenses - Interest and Miscellaneous	-	-	(18,555)

Loss before Discontinued Operations	(22,954)	(16,026)	(102,070)
and Income Taxes

Loss from Discontinued Operations (Note 4)	-	-	(407,198)

Loss before Income Taxes	(22,954)	(16,026)	(509,268)

Income Taxes	-	-	-

Net Loss	$(22,954)	$(16,026)	$(509,268)

Basic and Diluted Loss
per Common Share from Continued Operations (Note 1)	$(0.01)	$-

Weighted Average Common Shares;
basic and diluted	3,414,048	3,366,048

The Accompanying Notes are an Integral
Part of the Financial Statements

AIRWARE INTERNATIONAL CORP.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at October 28, 1987	-	$-	$-	$-	$-	$-

October 1987: Common stock offering at $.002/share	312,000	312	988	-	-	1,300

Net loss for the year ended
December 31, 1987	-	-	-	-	(1,540)	(1,540)

Balance at December 31, 1987	312,000	312	988	-	(1,540)	(240)

Net loss for the year ended
December 31, 1988	-	-	-	-	(241)	(241)

Balance at December 31, 1988	312,000	312	988	-	(1,781)	(481)

Net loss for the year ended
December 31, 1989	-	-	-	-	(41)	(41)

Balance at December 31, 1989	312,000	312	988	-	(1,822)	(522)

Net loss for the year ended
December 31, 1990	-	-	-	-	(741)	(741)

Balance at December 31, 1990	312,000	312	988	-	(2,563)	(1,263)

December 1991: Common stock offering at $.021/share	1,248,000	1,248	24,752	-	-	26,000

Net loss for the year ended
December 31, 1991	-	-	-	-	(2,537)	(2,537)

Balance at December 31, 1991	1,560,000	$1,560	$25,740	$-	$(5,100)	$22,200

The Accompanying Notes are an Integral
Part of the Financial Statements

AIRWARE INTERNATIONAL CORP.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at December 31, 1991	1,560,000	$1,560	$25,740	$-	$(5,100)	$22,200

Net loss for the year ended
December 31, 1992	-	-	-	-	(24,190)	(24,190)

Balance at December 31, 1992	1,560,000	1,560	25,740	-	(29,290)	(1,990)

Net loss for the year ended
December 31, 1993	-	-	-	-	(478)	(478)

Balance at December 31, 1993	1,560,000	1,560	25,740	-	(29,768)	(2,468)

Net loss for the year ended
December 31, 1994	-	-	-	-	(2,767)	(2,767)

Balance at December 31, 1994	1,560,000	1,560	25,740	-	(32,535)	(5,235)

Net loss for the year ended
December 31, 1995	-	-	-	-	(3,038)	(3,038)

Balance at December 31, 1995	1,560,000	$1,560	$25,740	$-	$(35,573)	$(8,273)

The Accompanying Notes are an Integral
Part of the Financial Statements

AIRWARE INTERNATIONAL CORP.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at December 31, 1995	1,560,000	$1,560	$25,740	$-	$(35,573)	$(8,273)

July 1996: Common stock issued for
forgiveness of debt at $.163/share	72,000	72	11,679	-	-	11,751

July 1996: Common stock issued for
services at $.167/share	57,600	58	9,542	-	-	9,600

Net loss for the year ended
December 31, 1996	-	-	-	-	(13,751)	(13,751)

Balance at December 31, 1996	1,689,600	1,690	46,961	-	(49,324)	(673)

Expenses paid on behalf of
Company by shareholder	-	-	47	-	-	47

Net loss for the year ended
December 31, 1997	-	-	-	-	(424)	(424)

Balance at December 31, 1997	1,689,600	$1,690	$47,008	$-	$(49,748)	$(1,050)

The Accompanying Notes are an Integral
Part of the Financial Statements

AIRWARE INTERNATIONAL CORP.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders’
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at December 31, 1997	1,689,600	$1,690	$47,008	$-	$(49,748)	$(1,050)

July 1998: Common stock issued for	48,000	48	4,952	-	-	5,000
services at $.104/share

Net loss for the year ended	-	-	-	-	(4,494)	(4,494)
December 31, 1998

Balance at December 31, 1998	1,737,600	1,738	51,960	-	(54,242)	(544)

January 1999: Common stock issued	19,200	19	381	-	-	400
for services at $.02/share

Net loss for the year ended	-	-	-	-	(603)	(603)
December 31, 1999

Balance at December 31, 1999	1,756,800	1,757	52,341	-	(54,845)	(747)

Net loss for the year ended	-	-	-	-	(16,159)	(16,159)
December 31, 2000

Balance at December 31, 2000	1,756,800	$1,757	$52,341	$-	$(71,004)	$16,906)

The Accompanying Notes are an Integral
Part of the Financial Statements

AIRWARE INTERNATIONAL CORP.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at December 31, 2000	1,756,800	$1,757	$52,341	$-	$(71,004)	$(16,906)

November 2001: Common stock issued to acquire
assets of Concrete Casting, Inc. at $.01/share	960,000	960	1,040	-	-	2,000

Net loss for the year ended
December 31, 2001	-	-	-	-	(10,966)	(10,966)

Balance at December 31, 2001	2,716,800	2,717	53,381	-	(81,970)	(25,872)

Contributed Services	-	-	11,500	-	-	11,500

Net loss for the year ended
December 31, 2002	-	-	-	-	(19,173)	(19,173)

Balance at December 31, 2002	2,716,800	2,717	64,881	-	(101,143)	(33,545)

Contributed Services	-	-	14,462	-	-	14,462

Net loss for the year ended
December 31, 2003	-	-	-	-	(23,453)	(23,453)

Balance at December 31, 2003	2,716,800	2,717	79,343	-	(124,596)	(42,536)

Contributed Services	-	-	19,573	-	-	19,573

Net loss for the year ended
December 31, 2004	-	-	-	-	(30,021)	(30,021)

Balance at December 31, 2004	2,716,800	$2,717	$98,916	$-	$(154,617)	$(52,984)

The Accompanying Notes are an Integral
Part of the Financial Statements

AIRWARE INTERNATIONAL CORP.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at December 31, 2004	2,716,800	$2,717	$98,916	$-	$(154,617)	$(52,984)

September through December 2005:
Common stock offering at $.368/share	55,008	55	28,595	(8,400)	-	20,250

Contributed Services	-	-	19,428	-	-	19,428

Net loss for the year ended
December 31, 2005	-	-	-	-	(38,018)	(38,018)

Balance at December 31, 2005	2,771,808	2,772	146,939	(8,400)	(192,635)	(51,324)

Stock subscription paid	-	-	-	8,400	-	8,400

Contributed Services	-	-	29,447	-	-	29,447

July 2006: Common stock issued for service at $.52/share	14,400	14	7,486	-	-	7,500

January through December 2006:
Common stock offering at $.52/share	239,040	239	124,262	-	-	124,501

Net loss for the year ended
December 31, 2006	-	-	-	-	(80,910)	(80,910)

Balance at December 31, 2006	3,025,248	$3,025	$308,134	$-	$(273,545)	$37,614

The Accompanying Notes are an Integral
Part of the Financial Statements

AIRWARE INTERNATIONAL CORP.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at December 31, 2006	3,025,248	$3,025	$308,134	$-	$(273,545)	$37,614

June through September 2007:
Common stock offering at $.52/share	316,800	317	164,683	-	-	165,000

Net loss for the year ended
December 31, 2007	-	-	-	-	(152,208)	(152,208)

Balance at December 31, 2007	3,342,048	3,342	472,817	-	(425,753)	50,406

Stock for Services	24,000	24	22,476	-	-	22,500

Net loss for the year ended
December 31, 2008	-	-	-	-	(44,535)	(44,535)

Balance at December 31, 2008	3,366,048	3,366	495,293	-	(470,288)	28,371

Contributed Services	-	-	1,750	-	-	1,750

Net loss for the year ended
December 31, 2009	-	-	-	-	(16,026)	(16,026)

Balance at December 31, 2009	3,366,048	$3,366	$497,043	$-	$(486,314)	$14,095

The Accompanying Notes are an Integral
Part of the Financial Statements

AIRWARE INTERNATIONAL CORP.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance at December 31, 2009	3,366,048	3,366	497,043	-	(486,314)	14,095

Stock for Services	48,000	48	5,152	-	-	5,200

Net loss for the year ended
December 31, 2010	-	-	-	-	(22,954)	(22,954)

Balance at December 31, 2010	3,414,048	$3,414	$502,195	$-	$(509,268)	$(3,659)

The Accompanying Notes are an Integral
Part of the Financial Statements

AIRWARE INTERNATIONAL CORP.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009 and
From the Date of Inception October 28, 1987 through December 31, 2010

	2010	2009	From the date of Inception, October 28, 1987 through December 31, 2010

Cash flows from operating activities:
Net Loss	$(22,954)	$(16,026)	$(509,268)

Adjustments to reconcile net loss
to net cash provided (used) by
operating activities:
Loss on impairment of assets	-	-	2,000
Loss on disposal of assets	-	-	4,785
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the Company	-	-	47
Stock issued for services	5,200	-	44,800
Contributed Services	-	1,750	96,160
Depreciation	-	-	8,162

Changes in assets and liabilities:
(Increase) decrease in organization costs	-	-	(203)
Increase (decrease) in accounts payable	1,663	(376)	4,071

Net cash used by operating activities	(16,091)	(14,652)	(337,695)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(2,269)
Purchase of leasehold improvements	-	-	(10,474)

Net cash used by investing activities	-	-	(12,743)

Cash flows from financing activities:
Proceeds from equity issuances	-	-	350,850

Net cash provided by financing activities	-	-	350,850

Net increase (decrease) in cash and cash equivalents	(16,091)	(14,652)	412

Cash and cash equivalents at beginning of year	16,503	31,155	-

Cash and cash equivalents at end of year	$412	$16,503	$412

The Accompanying Notes are an Integral
Part of the Financial Statements

AIRWARE INTERNATIONAL CORP.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009 and
From the Date of Inception October 28, 1987 through December 31, 2010

	2010	2009	From the Date of Inception, October 28, 1987 through December 31, 2010

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash investing and financing activities:
Equity issued for services	$5,200	$-	$44,800
Equity issued for assets	$-	$-	$2,000
Contributed services	$-	$1,750	$96,160

The Accompanying Notes are an Integral
Part of the Financial Statements

AIRWARE INTERNATIONAL CORP.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

        Organization and History

AirWare International Corp. (originally Staco Incorporated) (the Company) was organized under the laws of the State of Nevada on October 28, 1987.  The Company was organized for the purpose of pursing the business of stock transfer and register agent and conducted limited activity until operations ceased.  The business remained inactive until 2001 during which time it sought new business opportunities.  On November 30, 2001, the Company acquired certain assets from Mr. Cordell Henrie, a sole proprietor doing business as Concrete Casting. Mr. Henrie became the president of the Company.  The Company changed its name to Concrete Casting Incorporated on January 17, 2002. The assets included drawings, plans and concepts with respect to the design of products to be cast out of concrete.  The Company pursued the development of its concrete casting assets but never generated significant revenues.  On December 31, 2007, Mr. Henrie resigned as an officer and a director of the Company to pursue other interests and the Company has discontinued its concrete casting operations.  The Company has retained the services of Kevin J. Asher to serve as its sole officer and director.  During the year ended December 31, 2009 the Company added one additional officer.  Mr. Asher is seeking to acquire new business opportunities for the Company.  On July 1, 2010 the registrant changed its name to AirWare International Corp. in preparation for a merger with AirWare Holdings, Inc.  As of September 30, 2010, the  merger had not closed and the planned merger was cancelled.  The Company is classified as a development stage company as defined in ASC 915-10.

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

         Cash and Cash Equivalen

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

The Company had no fixed assets for the years ended December 31, 2010 and 2009.

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

As of December 31, 2010 the Company has not filed federal or Utah income tax returns for the years ended December 31, 2010, 2009, 2008, 2007, 2006 or 2005.  Due to losses for those periods the Company does not believe it has any tax liability related to those tax years.

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

	2010	2009
Loss available to common stockholders	$(22,954)	$(16,026)
Weighted average number of common shares used in basic earnings per share	3,414,048	3,366,048
Basic weighted average loss per share	$(0.01)	$(0.00)

Revenue Recognition

   The Company recognizes revenue when products are paid for and goods have been delivered.  To date the Company had no revenue and is still in the development stage.  As of December 31, 2007, the Company has ceased all    operations.

Concentration

   For the year ended December 31, 2010 and 2009, the Company did not have any revenues from business operations.

Pending Accounting Pronouncements

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

Related Party Transactions

Management Compensation - During the year ended December 31, 2010, the Company issued 48,000 shares of its common stock to Kevin Asher.  Kevin Asher was the Company’s sole director and officer during that period.

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

During the year ended December 31, 2010, the Company issued 48,000 shares of common stock as compensation to its CEO.  The Company valued the stock at its fair market value of about $.11 per share, resulting in compensation expense of $5,200. The Company will recognized this expense prorata over the year ended December 31, 2010. Compensation expense was $5,200 related to this event.

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

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

Deferred tax assets:	2010	2009

NOL Carryover	$151,944	$145,020
Related Party Accruals	-	-
Depreciation	-	-
Deferred tax liabilities	-	-

Less: Valuation Allowance	(151,944)	(145,020)

Net Deferred Tax Asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009

Book Loss	$(8,952)	$(6,250)
Stock Issued for Services	2,028	-
Contributed Services	-	683

Less: Valuation Allowance	6,924	5,567

Net Deferred Tax Asset	$-	$-

At December 31, 2010, the Company had net operating loss carry-forwards of approximately $388,700 that may be offset against future taxable income from the year 2010 through 2030.  No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Note 6
Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

On February 28, 2011 the Company received a $12,000 non-interest bearing advance from its largest shareholder to fund operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

•	Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective at the reasonable assurance level over disclosure controls.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 and determined that our controls and procedures were effective at the reasonable assurance level. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to to rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, the period covered by this Annual Report on Form 10-K, as discussed above.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on these criteria and our assessment, we have determined that, as of December 31, 2009, our internal control over financial reporting was effective.

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

ITEM 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions with AirWare International Corp. for each of the directors and officers of Concrete Casting.

Name	Age Position (1)

Kevin J. Asher	34
Chairman, CEO, CFO, Treasurer and Director since 2008
Greg W. Holmes	46
Secretary since 2009

(1) All executive officers are elected by the Board and hold office until the next Annual Meeting of shareholders and until their successors are elected and agree to serve.

Effective January 1, 2008, Kevin J. Asher was elected a director and to the following officer positions of AirWare International Corp.: President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.  The election of Mr. Asher was to fill the vacancies created by the resignation of Cordell Henrie, which took effect on December 31, 2007.  During the year ended December 21, 2009, Kevin Asher resigned as Secretary and Greg W. Holmes was added as Secretary of the Company.

Section 16(A) Beneficial Ownership Reporting Compliance

Since the Company does not have securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “34 Act”), its officers, directors and 10% shareholders are not required to file beneficial ownership reports pursuant to Section 16(a) of the 34 Act.

Item 11. Executive Compensation

The following table sets forth certain information as to our officers and directors.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Kevin J. Asher, CEO, CFO, President, Treasurer, Chief Accounting Officer	2008 2009 2010	0 0 0	22,500 0 5,200	22,500 0 5,200
Greg W. Holmes, Secretary	2008 2009 2010	0 0 0	0 0 0	0 0 0

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of  March 25, 2010 and by the officers and directors of AirWare International Corp. as a group.

	Common	Percent of
Name and Address	Shares	Class (1)

Kevin J. Asher	72,000	2.1%
2116 E. Beautiful Lane
Phoenix, Arizona 85042

Thomas E. Hofer Estate	360,000	10.5%
P.O. Box 3431
Carefree, Arizona 85377

Jeff W. Holmes	1,392,000	40.7%
8555 East Voltaire Ave.
Scottsdale, Arizona 85260

All executive officers and directors	72,000	2.1%
as a group (one)

Item 13. Certain Relationships and Related Transactions

Other than listed below, there have been no transactions by the company within last two years where either the company as an issuer, or a director, officer or shareholder of the company, had an indirect or direct interest.

On February 28, 2011 the Company received a $12,000 non-interest bearing advance from its largest shareholder to fund operations.

PART IV

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2010 and 2009 was approximately $11,800 and $11,800.

Audit-related Fees. Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2010 and 2009.

All other Fees. The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting services approved by the audit committee, for the fiscal years ended December 31, 2010 and 2009 were $0 and $0 respectively.

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

AIRWARE INTERNATIONAL CORP.

By: /s/ Kevin J. Asher
-----------------------------------------------------
Kevin J. Asher, Chief Executive Officer and CFO

Date: March 31, 2011

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kevin J. Asher
-----------------------------------------
Kevin J. Asher, Director and
Principal Executive Officer
Principal Financial Officer

Date: March 31, 2011