Form 10-Q
period 2011-03-31
CONCRETE CASTING INC
filed 2011-05-16
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011
or

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

The number of shares of the issuer’s Common Stock outstanding as of May 16, 2011 is 3,414,048.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AirWare International Corp.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
 CONDENSED BALANCE SHEETS

ASSETS
	March 31, 2011 (Unaudited)	December 31, 2010

Current Assets
Cash and cash equivalents	$6,788	$412

Total Current Assets	6,788	412

Total Assets	$6,788	$412

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,698	$4,071
Notes payable - related party	12,000	-

Total Current Liabilities	16,698	4,071

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $.001 par value, 90,000,000 shares authorized,
3,414,048 and 3,414,048 shares issued and outstanding,	3,414	3,414
respectively
Preferred Stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Additional paid-in capital	502,195	502,195
Accumulated deficit	(515,519)	(509,268)

Total Stockholders' Equity	(9,910)	(3,659)

Total Liabilities and Stockholders' Equity	$6,788	$412

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

AirWare International Corp.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	From the Date of Inception, October 28, 1987 through March 31, 2011

Revenues	$-	$-	$-

Cost of Revenues	-	-	-

Gross Profit (Loss)	-	-	-

General and Administrative Expenses	6,251	9,187	89,766

Loss from Operations	(6,251)	(9,187)	(89,766)

Other Expenses - Interest and Miscellaneous	-	-	(18,555)

Loss Before Discontinued Operations	(6,251)	(9,187)	(108,321)
and Income Taxes

Discontinued Operations and
Income Taxes

Loss from discontinued operations	-	-	(407,198)

Loss Before Income Taxes	(6,251)	(9,187)	(515,519)

Income Taxes	-	-	-

Net Loss	$(6,251)	$(9,187)	$(515,519)

Basic and Diluted Loss
per Common Share from Continued Operations	$(0.00)	$(0.00)

Weighted Average Common Shares;
basic and diluted	3,414,048	3,377,781

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

AirWare International Corp.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	From the date of Inception, October 28, 1987 through March 31, 2011

Cash flows from operating activities:
Net Loss	$(6,251)	$(9,187)	$(515,519)

Adjustments to reconcile net loss
to net cash provided (used) by
operating activities:
Loss on impairment of assets	-	-	2,000
Loss on disposal of assets	-	-	4,785
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the Company	-	-	47
Stock issued for services	-	1,300	44,800
Contributed Services	-	-	96,160
Depreciation	-	-	8,162

Changes in assets and liabilities:
(Increase) decrease in organization costs	-	-	(203)
Increase (decrease) in accounts payable	627	6,876	4,698
Net cash used by operating activities	(5,624)	(1,011)	(343,319)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(2,269)
Purchase of leasehold improvements	-	-	(10,474)
Net cash used by investing activities	-	-	(12,743)

Cash flows from financing activities:
Proceeds from equity issuances	-	-	350,850
Proceeds from notes	12,000	-	12,000
Net cash provided by financing activities	12,000	-	362,850

Net increase (decrease) in cash and cash equivalents	6,376	(1,011)	6,788

Cash and cash equivalents at beginning of period	412	16,503	-

Cash and cash equivalents at end of period	$6,788	$15,492	$6,788

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

AirWare International Corp.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	From the date of Inception, October 28, 1987 through March 31, 2011

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Equity Issued for Assets	$-	$-	$2,000

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

AirWare International Corp.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by AirWare International Corp. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2010 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2011, and the results of our operations and cash flows for the periods presented. The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Loss available to common stockholders	$(6,251)	$(9,187)

Weighted average number of common shares
used in basic earnings per share	3,414,048	3,377,781

Basic weighted average loss per share	$(0.00)	$(0.00)

AirWare International Corp.
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

Income Taxes:

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

        The Company has adopted the provisions of ASC 740-10 (formerly FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes), on July 1, 2007.

Included in the balance at March 31, 2011 and December 31, 2010, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the nine month periods ended March 31, 2011 and 2010, the Company did not recognize any interest or penalties.

Discontinued Operations:

On December 31, 2007, the Company decided to cease its operating business. In accordance with FASB Statement No. 144, the Company has classified all prior operations with the exception of interest expense as discontinued operations and has restated all prior income statements. No income tax benefit has been attributed to the transactions.

2. Common Stock Transactions:

On July 1, 2010, the Majority Shareholders of the issued and outstanding shares of the Company’s common stock approved a .48 for 1 reverse common stock split; these interim financial statements have been adjusted for the effects of this reverse split.  In addition, the Company increased its authorized shares to 90,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value blank check preferred stock.  These actions were approved by the Registrant’s board of directors, who then submitted the actions to the shareholders for approval.  Both actions were approved pursuant to a majority shareholder written consent signed by the holders of 3,640,000, or 51% of the 7,112,600 pre-split common shares issued and outstanding.

During the Three months ended March 31, 2010, the Company issued 48,000 shares of common stock as compensation to its CEO.  The Company valued the stock at its fair market value of about $.11 per share, resulting in compensation expense of $5,200. The Company recognized this expense prorata over the year ended December 31, 2010. Compensation expense during the three months ended March 31, 2010 was $1,300 related to this event with the remaining $3,900 being recorded as prepaid compensation.

3.  Related Party Transactions:

During the three months ended March 31, 2010, the Company issued 48,000 shares of common stock at fair value of about $.11 per share as prepaid compensation to Kevin Asher, the Company’s Sole Director and Officer.

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

During the three months ended March 31, 2011 the Company received a $12,000 non-interest bearing advance from its largest shareholder to cover operating expenses until an alternative business opportunity can be identified.

Quarters ended March 31, 2011 and 2010

General operating expenses for the quarter ended March 31, 2011, totaled $6,251 as compared to $9,187 for the quarter ended March 31, 2010.  The decrease is primarily due to the Company paying compensation to its officer via the issuance of 48,000 shares of restricted stock during the quarter ended March 31, 2010.  As of January 1, 2008, our expenses have consisted almost exclusively of the payment of professional fees necessary to maintain our corporate structure and meet our reporting responsibilities with the United States Securities and Exchange Commission.  We anticipate that over the next six months we will incur additional legal expenses as we will need to raise additional capital and search for new business opportunities.

Liquidity

As of March 31, 2011, we had cash on hand of $6,788.  This money is from the $12,000 shareholder advance as discussed above.  We project that our operating expenses as discussed above will not exceed $10,000 per quarter.  Accordingly, we do not have sufficient liquid resources to meet the needs of the Company through the balance of our fiscal year ended December 31, 2011.  As we search for new business opportunities we do not have the liquid resources to acquire any business or technology by purchase.  Any acquisition will have to be made in exchange for the issuance of shares of common stock.  If the Company does not complete a transaction by the end of the fiscal year it will be necessary to raise additional capital either through the sale of additional equity or through existing shareholder loans.

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

Date: May 16, 2011
AIRWARE INTERNATIONAL CORP.

By:	/s/ Kevin J. Asher
Kevin J. Asher
Director and Principal Executive Officer Principal Financial Officer Principal Accounting Officer