Form 10-Q
period 2011-06-30
CONCRETE CASTING INC
filed 2011-08-15
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011
or

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

The number of shares of the issuer’s Common Stock outstanding as of August 15, 2011 is 3,414,048.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AirWare International Corp.
(A Development Stage Company)
 CONDENSED BALANCE SHEETS

ASSETS
	June 30, 2011 (Unaudited)	December 31, 2010

Current Assets
Cash and cash equivalents	$6,788	$412

Total Current Assets	6,788	412

Total Assets	$6,788	$412

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$6,684	$4,071
Notes payable - related party	12,000	-

Total Current Liabilities	18,684	4,071

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $.001 par value, 90,000,000 shares authorized,
3,414,048 and 3,414,048 shares issued and outstanding,	3,414	3,414
respectively
Preferred Stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Additional paid-in capital	502,845	502,195
Accumulated deficit	(518,155)	(509,268)

Total Stockholders' Equity (Deficit)	(11,896)	(3,659)

Total Liabilities and Stockholders' Equity (Deficit)	$6,788	$412

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

AirWare International Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	From the Date of Inception, October 28, 1987 through June 30, 2011

Revenues	$-	$-	$-	$-	$-

Cost of Revenues	-	-	-	-	-

Gross Profit (Loss)	-	-	-	-	-

General and Administrative Expenses	2,236	6,358	8,487	15,545	92,002

Loss from Operations	(2,236)	(6,358)	(8,487)	(15,545)	(92,002)

Other Expenses - Interest and Miscellaneous	(400)	-	(400)	-	(18,955)

Loss Before Discontinued Operations	(2,636)	(6,358)	(8,887)	(15,545)	(110,957)
and Income Taxes

Discontinued Operations and
Income Taxes

Loss from discontinued operations	-	-	-	-	(407,198)

Loss Before Income Taxes	(2,636)	(6,358)	(8,887)	(15,545)	(518,155)

Income Taxes	-	-	-	-	-

Net Loss	$(2,636)	$(6,358)	$(8,887)	$(15,545)	$(518,155)

Basic and Diluted Loss per Common Share	$-	$-	$-	$-

Weighted Average Common Shares;
basic and diluted	3,414,048	3,414,048	3,414,048	3,396,015

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

AirWare International Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	From the date of Inception, October 28, 1987 through June 30, 2011

Cash flows from operating activities:
Net Loss	$(8,887)	$(15,545)	$(518,155)

Adjustments to reconcile net loss
to net cash provided (used) by
operating activities:
Loss on impairment of assets	-	-	2,000
Loss on disposal of assets	-	-	4,785
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the Company	-	-	47
Stock issued for services	-	2,600	44,800
Contributed Services	250	-	96,410
Imputed interest on related party note	400	-	400
Depreciation	-	-	8,162

Changes in assets and liabilities:
(Increase) decrease in organization costs	-	-	(203)
Increase (decrease) in accounts payable	2,613	4,611	6,684

Net cash used by operating activities	(5,624)	(8,334)	(343,319)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(2,269)
Purchase of leasehold improvements	-	-	(10,474)

Net cash used by investing activities	-	-	(12,743)

Cash flows from financing activities:
Proceeds from equity issuances	-	-	350,850
Proceeds from notes	12,000	-	12,000

Net cash provided by financing activities	12,000	-	362,850

Net increase (decrease) in cash and cash equivalents	6,376	(8,334)	6,788

Cash and cash equivalents at beginning of period	412	16,503	-

Cash and cash equivalents at end of period	$6,788	$8,169	$6,788

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

AirWare International Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	From the date of Inception, October 28, 1987 through June 30, 2011

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Equity Issued for Assets	$-	$-	$2,000

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

AirWare International Corp.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by AirWare International Corp. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2010 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2011, and the results of our operations and cash flows for the periods presented. The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Loss available to common stockholders	$(8,887)	$(15,545)

Weighted average number of common shares
used in basic earnings per share	3,414,048	3,396,015

Basic weighted average loss per share	$(0.00)	$(0.00)

AirWare International Corp.
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

Included in the balance at June 30, 2011 and December 31, 2010, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the six month periods ended June 30, 2011 and 2010, the Company did not recognize any interest or penalties.

The effective income tax rate of 0% for the six months ended June 30, 2011 and 2010 differed from the statutory rate, due primarily to net operating losses incurred by the Company in past and/or respective periods.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

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

4. Subsequent Events:

Management has evaluated subsequent events, as of the date the financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist.

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

During the six months ended June 30, 2011 the Company received a $12,000 non-interest bearing advance from its largest shareholder to cover operating expenses until an alternative business opportunity can be identified.  Interest is being imputed on the note at 10% per annum.

Three Months Ended June 30, 2011 and 2010

General operating expenses for the three months ended June 30, 2011, totaled $2,236 as compared to $6,358 for the three months ended June 30, 2010.  The decrease is primarily due to the Company paying compensation to its officer via the issuance of 48,000 shares of restricted stock during the year ended December 31, 2010 and reduced legal fees in 2011.  The Company also recorded $400 in imputed interest on a $12,000 non-interest bearing related party note during the three months ended June 30, 2011.  As of January 1, 2008, our expenses have consisted almost exclusively of the payment of professional fees necessary to maintain our corporate structure and meet our reporting responsibilities with the United States Securities and Exchange Commission.  We anticipate that over the next six months we may incur additional legal expenses as we will need to raise additional capital and search for new business opportunities.

Six Months Ended June 30, 2011 and 2010

General operating expenses for the six months ended June 30, 2011, totaled $8,487 as compared to $15,545 for the six months ended June 30, 2010.  The decrease is primarily due to the Company paying compensation to its officer via the issuance of 48,000 shares of restricted stock during the quarter ended March 31, 2010 and reduced legal fees in 2011.  The Company also recorded $400 in imputed interest on a $12,000 non-interest bearing related party note during the six months ended June 30, 2011.  As of January 1, 2008, our expenses have consisted almost exclusively of the payment of professional fees necessary to maintain our corporate structure and meet our reporting responsibilities with the United States Securities and Exchange Commission.  We anticipate that over the next six months we will incur additional legal expenses as we will need to raise additional capital and search for new business opportunities.

Liquidity

As of June 30, 2011, we had cash on hand of$ 6,788.  This money is from the $12,000 shareholder advance as discussed above.  We project that our operating expenses as discussed above will not exceed $10,000 per quarter.  Accordingly, we do not have sufficient liquid resources to meet the needs of the Company through the balance of our fiscal year ended December 31, 2011.  As we search for new business opportunities we do not have the liquid resources to acquire any business or technology by purchase.  Any acquisition will have to be made in exchange for the issuance of shares of common stock.  If the Company does not complete a transaction by the end of the fiscal year it will be necessary to raise additional capital either through the sale of additional equity or through existing shareholder loans.

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

Date: August 15, 2011
AIRWARE INTERNATIONAL CORP.

By:	/s/ Kevin J. Asher
Kevin J. Asher
Director and Principal Executive Officer Principal Financial Officer Principal Accounting Officer