Form 10-Q/A
period 2011-06-30
AIRWARE INTERNATIONAL CORP.
filed 2011-09-12
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
Amendment No. 1
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

The number of shares of the issuer’s Common Stock outstanding as of September 9, 2011 is 3,414,048.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of AirWare International Corp. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits.

Exhibit 31.1 CEO and CFO Certification
Exhibit 32.1 CEO and CFO Certification
Exhibit 101.INS XBRL Instance Document
Exhibit 101.SCH XBRL Extension Schema
Exhibit 101.CAL XBRL Extension Calculation Linkbase
Exhibit 101.DEF XBRL Extension Definitions Linkbase
Exhibit 101.LAB XBRL Extension Label Linkbase
Exhibit 101.PRE XBRL Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2011
AIRWARE INTERNATIONAL CORP.

By:	/s/ Kevin J. Asher
Kevin J. Asher
Director and Principal Executive Officer Principal Financial Officer Principal Accounting Officer