Form 10-Q
period 2011-09-30
LIVING 3D HOLDINGS, INC.
filed 2011-11-16
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————
Living 3D Holdings, Inc.
 (Exact name of registrant as specified in its charter)
———————

NEVADA	333-102684	87-0451230
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1225 W. Washington Street, Suite 213, Tempe AZ  85281
(Address of Principal Executive Office) (Zip Code)

(602) 778-7516
(Registrant’s telephone number, including area code)

AirWare International Corp.

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes		No

The number of shares of the issuer’s Common Stock outstanding as of November 15, 2011 is 7,112,600.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Living 3D Holdings, Inc.
(Formerly AirWare International Corp.)
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
 CONDENSED BALANCE SHEETS

ASSETS
	September 30, 2011 (Unaudited)	December 31, 2010

Current Assets
Cash and cash equivalents	$-	$412

Total Current Assets	-	412

Total Assets	$-	$412

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,210	$4,071
Accounts payable - related party	2,101	-
Notes payable - related party	12,000	-

Total Current Liabilities	16,311	4,071

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 90,000,000 shares authorized,
7,112,600 and 7,112,600 shares issued and outstanding,	7,113	7,113
respectively
Preferred Stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Additional paid-in capital	499,696	498,496
Accumulated deficit	(523,120)	(509,268)

Total Stockholders' Equity (Deficit)	(16,311)	(3,659)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$412

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

Living 3D Holdings, Inc.
(Formerly AirWare International Corp.)
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	From the Date of Inception, October 28, 1987 through September 30, 2011

Revenues	$-	$-	$-	$-	$-

Cost of Revenues	-	-	-	-	-

Gross Profit (Loss)	-	-	-	-	-

General and Administrative Expenses	4,665	4,068	13,152	19,613	96,667

Loss from Operations	(4,665)	(4,068)	(13,152)	(19,613)	(96,667)

Other Expenses - Interest and Miscellaneous	(300)	-	(700)	-	(19,255)

Loss Before Discontinued Operations	(4,965)	(4,068)	(13,852)	(19,613)	(115,922)
and Income Taxes

Discontinued Operations and
Income Taxes

Loss from discontinued operations	-	-	-	-	(407,198)

Loss Before Income Taxes	(4,965)	(4,068)	(13,852)	(19,613)	(523,120)

Income Taxes	-	-	-	-	-

Net Loss	$(4,965)	$(4,068)	$(13,852)	$(19,613)	$(523,120)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares;
basic and diluted	7,112,600	7,112,600	7,112,600	7,112,600

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

Living 3D Holdings, Inc.
(Formerly AirWare International Corp.)
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	From the date of Inception, October 28, 1987 through September 30, 2011

Cash flows from operating activities:
Net Loss	$(13,852)	$(19,613)	$(523,120)

Adjustments to reconcile net loss
to net cash provided (used) by
operating activities:
Loss on impairment of assets	-	-	2,000
Loss on disposal of assets	-	-	4,785
Stock issued for forgiveness of debt	-	-	11,751
Expenses paid on behalf of the Company	-	-	47
Stock issued for services	-	3,900	44,800
Contributed Services	500	-	96,660
Imputed interest on related party note	700	-	700
Depreciation	-	-	8,162

Changes in assets and liabilities:
(Increase) decrease in organization costs	-	-	(203)
Increase (decrease) in accounts payable	240	1,809	4,311

Net cash used by operating activities	(12,412)	(13,904)	(350,107)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(2,269)
Purchase of leasehold improvements	-	-	(10,474)

Net cash used by investing activities	-	-	(12,743)

Cash flows from financing activities:
Proceeds from equity issuances	-	-	350,850
Proceeds from notes - related party	12,000	-	12,000

Net cash provided by financing activities	12,000	-	362,850

Net increase (decrease) in cash and cash equivalents	(412)	(13,904)	-

Cash and cash equivalents at beginning of period	412	16,503	-

Cash and cash equivalents at end of period	$-	$2,599	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

Living 3D Holdings, Inc.
(Formerly AirWare International Corp.)
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended Septmeber 30, 2010	From the date of Inception, October 28, 1987 through September 30, 2011

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Equity Issued for Assets	$-	$-	$2,000

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

Living 3D Holdings, Inc.
(Formerly AirWare International Corp.)
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Living 3D Holdings, Inc.. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2010 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2011, and the results of our operations and cash flows for the periods presented. The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Nature of Corporation:

Living 3D Holdings, Inc. (formerly AirWare International Corp.) (formerly Concrete Casting Incorporated) (the Company) was organized under the laws of the State of Nevada on October 28, 1987.  The Company was organized for the purpose of pursing the business of stock transfer and register agent and conducted limited activity until operations ceased.  The business remained inactive until 2001 during which time it sought new business opportunities.  On November 30, 2001, the Company acquired certain assets from Mr. Cordell Henrie, a sole proprietor doing business as Concrete Casting. Mr. Henrie became the president of the Company.  The Company changed its name to Concrete Casting Incorporated on January 17, 2002. The assets included drawings, plans and concepts with respect to the design of products to be cast out of concrete.  The Company pursued the development of its concrete casting assets but never generated significant revenues.  On December 31, 2007, Mr. Henrie resigned as an officer and a director of the Company to pursue other interests and the Company has discontinued its concrete casting operations.  The Company has retained the services of Kevin J. Asher to serve as its sole officer and director.  Mr. Asher is seeking to acquire new business opportunities for the Company.  On July 1, 2010 the registrant changed its name to AirWare International Corp. in preparation for a merger with AirWare Holdings, Inc.  As of September 30, 2010, the merger had not closed and the planned merger was cancelled.  The Company is classified as a development stage company as defined in ASC 915-10 (formerly SFAS No. 7). On September 27, 2011 the Company changed its name to Living 3D Holdings, Inc.

Earnings per Share:

 Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic net loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Living 3D Holdings, Inc.
(Formerly AirWare International Corp.)
(Formerly Concrete Casting Incorporated)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Loss available to common stockholders	$(13,852)	$(19,613)

Weighted average number of common shares
used in basic earnings per share	7,112,600	7,112,600

Basic weighted average loss per share	$(0.00)	$(0.00)

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

Included in the balance at September 30, 2011 and December 31, 2010, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the nine month periods ended September 30, 2011 and 2010, the Company did not recognize any interest or penalties.

The effective income tax rate of 0% for the nine months ended September 30, 2011 and 2010 differed from the statutory rate, due primarily to net operating losses incurred by the Company in past and/or respective periods.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Discontinued Operations:

On December 31, 2007, the Company decided to cease its operating business. In accordance with FASB Statement No. 144, the Company has classified all prior operations with the exception of interest expense as discontinued operations and has restated all prior income statements. No income tax benefit has been attributed to the transactions.

Living 3D Holdings, Inc.
(Formerly AirWare International Corp.)
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

During the nine months ended September 30, 2010, the Company issued 100,000 shares of common stock as compensation to its CEO.  The Company valued the stock at its fair market value of $.052 per share, resulting in compensation expense of $5,200. The Company will recognize this expense prorata over the year ended December 31, 2010. Compensation expense during the nine months ended September 30, 2010 was $3,900 related to this event with the remaining $1,300 being recorded as prepaid compensation.

On September 27, 2011, the majority Shareholders of the issued and outstanding shares of the Company’s common stock approved a 2.0833 for 1 forward common stock split; these interim financial statements have been adjusted for the effects of this split.

3.  Related Party Transactions:

On September 27, 2011 the Company’s majority shareholder paid a $2,120 invoice on behalf of the Company.

During the nine months ended September 30, 2010, the Company issued 100,000 shares of common stock at fair value of $.052 per share as prepaid compensation to Kevin Asher, the Company’s Sole Director and Officer.

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

The ability of the Company to continue as a going concern is also dependent upon its ability to successfully raise any necessary additional funds not provided by operations through additional sale of its common stock or by entering into a merger with a profitable company. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the nine months ended September 30, 2011 the Company received a $12,000 non-interest bearing advance from its largest shareholder to cover operating expenses until an alternative business opportunity can be identified.  Interest is being imputed on the note at 10% per annum.

Three Months Ended September 30, 2011 and 2010

General operating expenses for the three months ended September 30, 2011, totaled $4,665 as compared to $4,068 for the three months ended September 30, 2010.  The increase is primarily due to the Company paying to have tax returns prepared for the years ended December 31, 2010, 2009 and 2008 but was partially offset by paying compensation to its officer via the issuance of 100,000 shares of restricted stock during the year ended December 31, 2010 and reduced legal fees in 2011.  The Company also recorded $300 in imputed interest on a $12,000 non-interest bearing related party note during the three months ended September 30, 2011.  As of January 1, 2008, our expenses have consisted almost exclusively of the payment of professional fees necessary to maintain our corporate structure and meet our reporting responsibilities with the United States Securities and Exchange Commission.  We anticipate that over the next six months we may incur additional legal expenses as we will need to raise additional capital and search for new business opportunities.

Nine Months Ended September 30, 2011 and 2010

General operating expenses for the nine months ended September 30, 2011, totaled $13,152 as compared to $19,613 for the six months ended September 30, 2010.  The decrease is primarily due to the Company paying compensation to its officer via the issuance of 100,000 shares of restricted stock during the quarter ended March 31, 2010 and reduced legal fees in 2011.  However this was offset by the Company paying for the preparation of tax returns for the years ended December 31, 2010, 2009 and 2008 during the nine months ended September 30, 2011.  The Company also recorded $700 in imputed interest on a $12,000 non-interest bearing related party note during the nine months ended September 30, 2011.  As of January 1, 2008, our expenses have consisted almost exclusively of the payment of professional fees necessary to maintain our corporate structure and meet our reporting responsibilities with the United States Securities and Exchange Commission.  We anticipate that over the next three months we will incur additional legal expenses as we will need to raise additional capital and search for new business opportunities.

Liquidity

As of September 30, 2011, we have zero cash on hand.  The Company will need to obtain additional shareholder advances or merge with a profitable company to continue in business and is confident it can do so.  We project that our operating expenses as discussed above will not exceed $5,000 per quarter unless we enter into a merger or acquisition.  As we search for new business opportunities we do not have the liquid resources to acquire any business or technology by purchase.  Any acquisition will have to be made in exchange for the issuance of shares of common stock.  If the Company does not complete a transaction by the end of the fiscal year it will be necessary to raise additional capital either through the sale of additional equity or through existing shareholder loans.

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
101 Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2011
LIVING 3D HOLDINGS, INC.

By:	/s/ Kevin J. Asher
Kevin J. Asher
Director and Principal Executive Officer Principal Financial Officer Principal Accounting Officer