Form 10-K
period 2011-12-31
LIVING 3D HOLDINGS, INC.
filed 2012-04-16
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from                      to __________________

Commission file number:  000-53643
Living 3D Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	87-0451230 (I.R.S. Employer Identification No.)

25 Camelia Avenue
San Francisco, California 94112
(Address of principal executive offices, including zip code)

(415) 203-4491

Registrant’s telephone number, including area code

AirWare International Corp.
(formerly Concrete Casting Incorporated)
1225 West Washington Street, Suite 213
                 Tempe, AZ 85018
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                                            Accelerated filer  

Non-accelerated filer (Do not check if a smaller reporting company)                                                                                                                     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of June 30, 2011, the aggregate market value of the registrant's common equity held by non-affiliates computed by reference to the average of closing bid and ask prices ($0.50) of the registrant's most recently completed second fiscal quarter was: $795,024.

There were 69,703,480 shares of the registrant’s common stock issued and outstanding as of March 31, 2012.

Documents Incorporated by Reference:  None.

Form 10-K
Living 3D Holdings, Inc.
December 31, 2011

Table of Contents

                                                                                                                                                                                                                    Page

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	23

Signature Page

Special Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements, as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors”.

Given these uncertainties, you should not place undue reliance on these forward-looking statements.  These forward-looking statements include, among other things, statements relating to:

•	our ability to find suitable markets for and increase sales of the existing products we offer and develop and commercialize new products;

•	our ability to successfully source manufacturing capacity for the products we offer;

•	our reliance on intellectual property rights held by our directors and principal shareholders;

•	our ability to obtain additional capital in future years to fund expansion of our product line, new marketing initiatives and/or acquisitions;

•	economic, political, regulatory, legal and foreign exchange risks associated with our operations; or

•	the loss of key members of our senior management.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this annual   You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the or other events occur in the future.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•
"Company," "we," "us," "our," "Living 3D" and "Registrant" refer to Living 3D Holdings, Inc. (formerly known as AirWare International Corp.; formerly known as Concrete Casting Incorporated), a corporation incorporated in Nevada;

•	"Exchange Act" refers to the Securities Exchange Act of 1934, as amended;

•	"PRC," "China," and "Chinese," refer to the People’s Republic of China (excluding Hong Kong, Macau and Taiwan);

•	"Securities Act" refers to the Securities Act of 1933, as amended;

•	"U.S. dollars," "dollars" and "$" refer to the legal currency of the United States;

•	"HK Dollars" refers to Hong Kong dollars, the legal currency of Hong Kong.

Unless otherwise stated, we have translated balance sheet amounts with the exception of equity at December 31, 2011 at HK Dollars 7.8 to US $1.00 compared to HK Dollars 7.8 to US $1.00 at December 31, 2010.  We have stated equity accounts at their historical rate.  The average translation rates applied to income statement accounts for the years ended December 31, 2011 and 2010 and the year ended December 31, 2011 and 2010 were HK Dollars 7.8 and HK Dollars 7.8, respectively.  We make no representation that the HK Dollars or U.S. dollar amounts referred to in this current report could have been or could be converted into U.S. dollars or HK Dollars, as the case may be, at any particular rate or at all.

See "Risk Factors" for discussions of the effects of fluctuating exchange rates on the value of our common stock. Any discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

For the sake of clarity, this report follows English naming convention of first name followed by last name, regardless of whether an individual’s name is Chinese or English. For example, the name of our President will be presented as "Jimmy Kent-Lam Wong," even though, in Chinese, his name would be presented as "Wong Jimmy Kent-Lam."

In this annual report, we are relying on and we refer to information and statistics regarding the three dimensional, or 3D, technology industry that we have obtained from various cited government and institute research publications. This information is publicly available for free and has not been specifically prepared for us for use or incorporation in this annual report or otherwise. We have not independently verified such information, and you should not unduly rely upon it.

Where to Obtain More Information

We are a reporting company under the Securities Exchange Act of 1934, as amended. You may obtain annual, quarterly, and special reports and other information that we file with the Securities and Exchange Commission (“SEC”).  You may read and copy any document that we file with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Electronic filings filed on or after July 1, 1992 are available via the Electronic Data Gathering Analysis and Retrieval System (“EDGAR”) at the public reference facility.  The SEC also maintains a web site that contains reports, proxy and information statements and other materials that are filed through EDGAR which can be accessed at http://www.sec.gov.

Our filings may also be accessed through the SEC’s website (http://www.sec.gov).  We will provide a copy of any or all documents incorporated by reference herein (exclusive of exhibits unless such exhibits are specifically incorporated by reference therein), without charge, to each person to whom this prospectus is delivered, upon written or oral request to Living 3D Holdings, Inc., at 25 Camelia Avenue, San Francisco, California 94112, our telephone number is (415-203-4491) and our web address is www.living3d.com.

We will furnish record-holders of our securities with annual reports containing financial statements, audited and reported upon by our independent auditors, quarterly reports containing unaudited interim financial information and such other periodic reports as we determine to be appropriate or as may be required by law.

Part I

Item 1.                 Business.

Our business is focused on the marketing and sale of 3D image display devices designed and manufactured by third parties using original equipment manufacturer (OEM) parts. To date, we have concentrated on the markets for 3D touch pads, 3D indoor and outdoor light emitting diode (LED) displays and 3D televisions.  We believe that the market for touch pads, displays and televisions will grow more quickly over the next five years than other 3D markets, although we can offer no assurances in this regard.  The products we market are based on "auto stereoscopic 3D" technology, or Auto 3D, which means that viewers are not required to wear 3D glasses in order to experience the 3D effects of the screen, and instant switching between two dimensional, or 2D, and 3D viewing is enabled.  We believe that this gives us a competitive advantage over other suppliers of 3D products requiring the use of a visor or glasses in order to experience a 3D effect.  While our sales to date have focused on customers utilizing our products in media and advertising, 3D display products are applicable in a wide range of industries, including entertainment, education, consumer electronics, medical diagnosis and scientific research.

Corporate History

Concrete Casting was incorporated on October 28, 1987 in the state of Nevada under the name Staco Incorporated.  It was organized for the purpose of conducting business as a transfer agent.  This business was unsuccessful as a transfer agent and became inactive.  The business remained inactive until 2001, during which time it sought to acquire assets or shares of a business operation that had potential for profit.  On November 30, 2001, Concrete Casting acquired certain assets from Cordell Henrie, a sole proprietor doing business as "Concrete Casting" and he became its president.  Staco Incorporated changed its name to Concrete Casting Incorporated on January 17, 2002.  The assets acquired included drawings, plans and concepts regarding the design of replicas of antiquities to be cast in concrete and marketed to the U.S. landscaping market.  From November 30, 2001, through December 31, 2007, Concrete Casting's business focus was on concrete products though its emphasis changed from replicas of antiquities to construction applications, such as casted window wells and water features for landscaping use. Mr. Henrie eventually was no longer able to devote the time necessary to Concrete Casting’s product development and he resigned as an officer and a director as of December 31, 2007.  Since Concrete Casting's development in the concrete casting business was not sufficiently mature to make it commercially viable, the decision was made to shut down development of concrete products and discontinue those operations.

In 2008, Concrete Casting hired Kevin J. Asher as its new president to locate and acquire new business opportunities.  At such time, Concrete Casting was a shell company with nominal assets whose sole business was to identify, evaluate and investigate various companies with the intent to effect a reverse merger transaction under which it would acquire a target company with an operating business to continue the acquired company’s business as a publicly-held entity. On July 1, 2010, Concrete Casting changed its name to "AirWare International Corp." and on September 27, 2011, AirWare International changed its name to "Living 3D Holdings, Inc."

On December 8, 2011, certain of the prior shareholders of Living 3D Holdings, Inc. (formerly AirWare International Corp. and formerly Concrete Casting Incorporated), a Nevada corporation and a publicly held and traded company (the "Company”), who were the holders of a majority of the issued and outstanding shares of capital stock of the Company (the "Selling Shareholders") and Jimmy Kent-Lam Wong, June Mon Yon, Chang Li, Kin Wah Ngai and Lin Su (each, a "Purchaser" and collectively, the "Purchasers"), entered into a stock purchase agreement (the "Stock Purchase Agreement").  Under the terms of the Stock Purchase Agreement, the Purchasers purchased from the Selling Shareholders an aggregate of 3,627,426 of the shares (the "Purchase Shares") of common stock, par value $0.001 per share, of the Company owned by the Selling Shareholders on December 8, 2011 (the “Closing Date”), for an aggregate consideration of $385,000 (the "Stock Purchase").

Also on the Closing Date, the Company, Living 3D Holdings Ltd, a British Virgin Islands corporation and a privately held company (“L3D-BVI”), and all of the shareholders of L3D-BVI (the “L3D-BVI Shareholders”) entered into a share acquisition and exchange agreement (the "Share Exchange Agreement"). Under the terms of the Share Exchange Agreement, the Company acquired from the L3D-BVI Shareholders all of the issued and outstanding shares of common stock of L3D-BVI (the "L3D-BVI Shares") making L3D-BVI a wholly-owned subsidiary of the Company, and, in exchange for all of the L3D-BVI Shares (the “Share Exchange”), the Company issued to the L3D-BVI Shareholders an aggregate of 62,590,880 shares (the “Exchange Shares”) of its common stock.  L3D-BVI was incorporated on June 23, 2008 under the laws of the British Virgin Islands and was, at the time of the Stock Purchase and Share Exchange, a privately held company, while the Company is a publicly held and traded company on the OTC Bulletin Board under the symbol "CCSG."

Upon the completion of the Stock Purchase and the Share Exchange, our business became that of L3D-BVI, our wholly-owned subsidiary. As prior to the Stock Purchase and the Share Exchange, the Company had no operating activities, the financial statements and Management Discussion and Analysis reflect the activity of L3D-BVI for all periods presented.  Upon the closing of the Stock Purchase and the Share Exchange, the shareholders of the Company retained an aggregate of 3,485,174 shares of common stock and the former L3D-BVI Shareholders acquired an aggregate of 66,218,306 shares of common stock, for a total of 69,703,480 shares of common stock issued and outstanding.  Accordingly, the former L3D-BVI Shareholders own approximately 95% of the Company's total issued and outstanding common stock.  The foregoing descriptions of the terms of the Stock Purchase Agreement and the Share Exchange Agreement are qualified in their entirety by reference to the provisions of such documents filed as Exhibits 2.1 and 2.2 to the current report on Form 8-K filed December 14, 2011.

The terms the “Company,” “we,” “us,” or “our” refer to Living 3D Holdings, Inc., a Nevada corporation, (formerly known as AirWare International Corp. and formerly known as Concrete Casting Incorporation).

Sourcing and Manufacturing

We have contracted with third party manufacturers for the production of the displays we have sold to date.  Such manufacturers produce these products using OEM parts under specifications and informal licenses granted by certain of our directors and principal shareholders.  These directors and principal shareholders do not receive any compensation for these licenses.  See “Certain Relationships and Related Transactions, and Director Independence.”  We do not have any contracts with our third party manufacturers.

Marketing, Distribution and Sales

We have conducted limited marketing efforts to date.  We have made all of our sales to date in the PRC to government and research entities and educational institutions.  We have sold large LED displays (approximately three by three meters), 3D TV’s and 3D panels.  We do not have any personnel dedicated to marketing, distribution and sales, nor do we have any agreements in place related to those functions.  To date, certain of our directors and principal shareholders have carried out these functions, but their efforts have been limited to the sale of a small number of products.  We intend to continue to utilize their services as necessary as we seek to add additional personnel to assist in our marketing and sales functions.  In the future, given sufficient capital, we intend to market the products we sell through our participation in industry trade shows and conferences and through public relations and event sponsorships.

Sources and Availability of Raw Materials and Principal Suppliers

We have relied, and expect to continue to rely, on third parties to manufacture products for us to market and sell.  Although we expect to use our current manufacturers for future product orders we obtain, we do not have any obligation to use such manufacturers nor do we have any future product orders pending.  Given our current level of operations, we have not had problems obtaining sufficient supplies of raw materials or component parts.  We do not have multiple sources of supply for these items, but believe there are readily available alternative sources at acceptable prices.

Inventory, Operating Capital and Seasonality

We have no inventory because we have our products manufactured only after we receive orders.  In the future, we may seek to store products pending sale at the manufacturing facilities that produced such products, if feasible.  We do not maintain any warehouse facility. Our business is too new to be able to assess whether seasonality could be a material factor in our business.  We do not require material amounts of operating capital because we are in the development stage and have not yet commenced revenue operations.

Dependence on Major Customers

We have no major customers at this point.

Competition

The market for 3D hardware technology is still in its early stages.  Nonetheless, there are already many established and early stage companies that address the 3D display market in one way or another, including makers of 3D televisions and mobile phones, such as Panasonic Corporation, Samsung Electronics Corporation, Ltd., Sony Corporation and X6D Limited.  For the most part, these companies do not use Auto 3D technology, and thus do not compete directly with the products we seek to market.  However, at this time, we consider them to be competitors generally in the effort to market 3D monitor solutions to end-user businesses.  Nearly all of these companies have significantly greater human and economic resources than we do and there can be no assurance that we will be able to effectively compete with them for market share.

Intellectual Property

We rely on certain intellectual property rights held by Jimmy Kent-Lam Wong and Chang Li, who are directors and principal shareholders, for the manufacture of the 3D products we have marketed and sold to date.  Such parties have licensed these rights on an informal, as needed basis, to third party manufacturers and to us to enable us to make the sales we have made to date.  Such intellectual property consists principally of trade secrets and know-how.  The owners of the intellectual property have not explored whether it may be protectable by patents.  We have not paid any compensation to the license holders for these licenses.  These licenses have been verbal and the license holders are under no obligation to continue to offer us such licenses in the future, nor have the licenses included any terms other than the implied right to use the intellectual property to manufacture the products we have sold to date.  For example, the verbal licenses have not included any indemnification provision to protect us if the products infringe on any third-party intellectual property rights, or any representations or warranties with regard to non-infringement or other matters.  Accordingly, we may have liability for infringement or similar matters that arise with respect to the products we have sold to date.  We can offer no assurance that we will be able to obtain future licenses on terms acceptable to us, or on any terms, or to successfully develop or contract for the development of new designs to enable us to manufacture new products for sale in the future.

Patents, Trademarks and Trade Secrets

We own the internally developed  trademarks and copyrights used in connection with the marketing, distribution and sale of products we have sold to date.  However, we have not registered any of these trademarks or copyrights and there can be no assurance that we will be able to protect such trademarks and copyrights from infringement or third party claims, if any.  We have not filed for any patents on our products or technologies.

We rely on the trade secrets and know-how of certain of our directors and principal shareholders to produce the products we sell.  We have not entered into confidentiality or invention assignment or license agreements with such parties.  Nor have we or such parties entered into similar agreements with our third party manufacturers.  We do, however, generally divide the steps for production of our products among different manufacturers according to their expertise and specialization and to protect our trade secrets.  Moreover, no assurance can be given that third parties will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Research and Development

We have not engaged in research and development activities since our inception

Governmental Regulation

The market for 3D technology is affected by a wide range of U.S. and international regulations, including regulations related to taxation and import-export controls, which could negatively impact the market for the devices we sell or decrease potential profits to the Company.

Costs and Effects of Compliance with Environmental Laws; Environmental Matters

We are not aware of any material costs or impacts on our business related to compliance with federal, state or local environmental laws regarding the products we intend to market and sell.

Insurance

We do not currently carry any kind of product liability or other business insurance.

Legal and Administrative Proceedings

We are not a party to any material legal or administrative proceedings, and we are not aware of any threatened material legal or administrative proceedings against us.

Facilities

We have an office in the United States at 25 Camelia Avenue, San Francisco, California 94112.  Our office in Hong Kong is located at Room 1402-04, 14/F, Fourseas Building, 212 Nathan Road, Kowloon, Hong Kong.  We have no other facilities.

Employees

As of December 31, 2011, we had no full-time employees.

Corporate Information

The Company's principal executive offices in the United States are located at 25 Camelia Avenue, San Francisco, California 94112.

Item 1A.                      Risk Factors.

Not applicable.

Item 1B.                      Unresolved Staff Comments.

None.

Item 2.                                Properties.

Our executive office in Hong Kong consists of approximately 500 square feet located at Room 1402-04, 14/F, Fourseas Building, 218-212 Nathan Road, Kawloon, Hong Kong.  The lease commenced on October 1, 2011 and continues through December 31, 2014.  We share this space with other affiliates of our CEO and do not  pay rent.  Our offices in the United States are located at 25 Camelia Avenue, Los Angeles, CA 90041.  This office is furnished to us by an individual at no charge.

Item 3.                                Legal Proceedings.

There are no claims, actions, suits, proceedings or investigations that are currently pending or, to our knowledge, threatened by or against us, or with respect to our operations or assets, by or against any of our officers, directors or affiliates.

Item 4.                                Mine Safety Disclosures

Not applicable.

PART II

Item 5.                                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is quoted on the OTC Bulletin Board under the symbol “CCSG.”  Although our common stock is quoted on the OTC Bulletin Board, it has traded sporadically with no real volume.  Consequently, the information provided below may not be indicative of the price of our common stock under different conditions. The high/low closing prices of our common stock were as follows for the periods below.  The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:
	High Close	Low Close
Year Ended December 31, 2011
1st Quarter	$0.55	$0.51
2nd Quarter	$0.51	$0.50
3rd Quarter	$0.50	$0.50
4th Quarter	$0.51	$0.51

Year Ended December 31, 2010
1st Quarter	$0.55	$0.05
2nd Quarter	$0.55	$0.55
3rd Quarter	$0.55	$0.55
4th Quarter	$0.55	$0.55

Holders of Common Stock

As of March 31, 2012, we had approximately 81 stockholders of record for our common stock.

Dividend Policy

To date, we have not declared or paid cash dividends on our shares of common stock.  The holders of our common stock will be entitled to non-cumulative dividends on the shares of common stock, when and as declared by our board of directors, in its discretion.  We intend to retain all future earnings, if any, for our business and do not anticipate paying cash dividends in the foreseeable future.  Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2012, the Company does not have in place any equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	-0-	$ -0-	-0-
Equity compensation plans not approved by stockholders	-0-	-0-	-0-

Total	-0-	$ -0-	-0-

Recent Issuances of Unregistered Securities

In connection with the Share Exchange, in December 2011, we issued the L3D-BVI Shareholders 62,590,880 shares of common stock in exchange for all of the issued and outstanding shares of L3D-BVI.  The issuance of the shares of common stock to the L3D-BVI Shareholders in the Share Exchange was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. We made this determination based on the representations of the L3D-BVI Shareholders which included, in pertinent part, that such persons were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that such persons were acquiring the shares of common stock issued to them pursuant to the Share Exchange for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof in violation of the Securities Act, and that each person understood that the shares of common stock issued to them in the Share Exchange, may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.  We did not pay any commissions or other fees in connection with the issuance of the shares of common stock in the Share Exchange.

Item 6.                                Selected Financial Data.

Not applicable.

Item 7.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results to differ materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our lack of operating history results; (ii) our independent registered public accountants have expressed a going concern opinion; (iii) our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms acceptable to us; (iv) our ability to implement our business plan; (v) uncertainties regarding our ability to increase revenues and penetrate our market; (vi) economic and general risks relating to business; (vii) our ability to manage our costs of production; (viii) our ability to protect our intellectual property through patents and other intellectual property protection; (ix) our dependence on key personnel; (x) increased competition or our failure to compete successfully; (xi) our ability to keep pace with technological advancements in our industry; (xii) our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as required; (xiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, if it trades, lower our value and make it more difficult for us to raise capital; (xv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xvi) our ability to have our common stock trade in an active public market; (xvii) the price of our stock, if it trades, is likely to be highly volatile because of several factors, including a relatively limited public float; and (xviii) indemnification of our officers and directors.

General

The following discussion should be read in conjunction with our Financial Statements and notes thereto. The following discussion contains forward-looking statements, including, but not limited to, statements concerning our plans, anticipated expenditures, the need for additional capital and other events and circumstances described in terms of our expectations and intentions. You are urged to review the information set forth under the captions for factors that may cause actual events or results to differ materially from those discussed below.

Overview

Effective as of December 8, 2011, the Stock Purchase and the Share Exchange were closed pursuant to the terms of the Stock Purchase Agreement and the Share Exchange Agreement, respectively, and L3D-BVI became a wholly-owned subsidiary of the Company.  In connection with the Stock Purchase and the Share Exchange, the L3D-BVI Shareholders acquired a total of 62,590,880 shares of common stock. L3D-BVI was, at the time of the Stock Purchase and Share Exchange, a privately held company, while the Company is a publicly held and traded company.   As such, the following Management Discussion and Analysis is focused on the operations of L3D-BVI and excludes the operations of the Company prior to the Stock Purchase and the Share Exchange.

We market 3D technologies and products under our Living 3D brand in the PRC.  Given sufficient capital, we plan to build our revenues by focusing on direct sales and sales to retail distributors in selected markets. The following discussion summarizes the material changes in our results of operations and our financial condition for the years ended December 31, 2011 and December 31, 2010.

Operating Results

For the Years Ended December 31, 2011 and 2010

The Statement of Operations is included in the Financial Statements attached to this annual report.  Please refer to this Statement of Operations.

Results From Operations

Revenues.  For the years ended December 31, 2011 and December 31, 2010, revenues were $21,237 and $137,555, respectively, a decrease of $116,318.  All of the revenues for the years ended December 31, 2011 and December 31, 2010, respectively, were derived from sales of 3D technology products manufactured by third parties.  The decrease in revenue is due to the fact that we are a development stage company and did not undertake the same marketing efforts in 2011 as we did in 2010.

Cost of Revenue.  Our cost of revenue declined to $18,756 from $99,997 in the years ended December 31, 2011 compared to the same period in 2010.  This decline was due to our decrease in sales during the period.

General and Administrative Expenses.   For the years ended December 31, 2011 and December 31, 2010, general and administrative expenses were $121,127 and $13,775, respectively, an increase of $107,352.  The increase in such expenses is attributable to our efforts to advance our development, including becoming publicly held.

Operating (Loss) or Operating Income.  For the years ended December 31, 2011 the operating loss was ($118,693) and for the same period ended December 31, 2010,  the operating income was $23,914, a decrease from operating income to an operating loss of $94,779.  The decrease from operating income to an operating loss between the periods is explained by the increase in general and administrative expenses discussed above and the decrease in revenues.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the years ended December 31, 2011 as we have fully reserved the asset until realization is more reasonably assured.

Net (Loss) or Net Income.  The net loss for the year ended December 31, 2011 was $118,693 and the net income for the year ended December 31, 2010 was $23,914, a decrease from net income to a net loss of $94,779.  This decrease resulted from the increase in general and administrative expenses and decrease in revenues.

Liquidity and Capital Resources.  Cash and equivalents as of December 31, 2011 and December 31, 2010 totaled $96,881 and $95,723, respectively, an increase of $1,158.  This reflects an increase in related party loans made to us by Mr. Wong, our CEO and a principal shareholder.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of equity securities.   We had loans payable to Jimmy Kent-Lam Wong, our CEO and majority shareholder, in an aggregate principal amount of $120,418 at December 31, 2011 that do not contain any restrictive covenants restricting our ability to our issue additional debt or equity securities.

Our cash and cash equivalents increased by $1,158, from $95,723 at December 31, 2010 to $96,881 at December 31, 2011, due principally to delay of the payment of liabilities.

Our cash from financing activities decreased by $7,511, from $56,103 at December 31, 2010 to $48,592 at December 31, 2011, due principally to decreased loans from our principal shareholder.

We will require substantial additional capital to develop a market for 3D products and implement our business plan.  We plan to pursue financing from private investors and institutions in and outside the PRC.  We do not have any commitments for additional financing. Such new financing could include equity, which may be dilutive to our shareholders, or debt, which would likely restrict our ability to borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to the rights of our current shareholders.

There can be no assurance that additional funds will be available on terms attractive to us or at all.  If adequate funds are not available, we may have to materially curtail our operations.  Any inability to raise adequate funds could have a material adverse effect on our business, results of operation and financial condition.

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at December 31, 2011.

Critical Accounting Policies and Estimates

Accounting Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

Fair Value of Financial Instruments.  The carrying amounts of financial instruments, including cash, other receivables, accounts payable and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

Revenue Recognition.  We recognize revenue when the significant risks and rewards of ownership have been transferred to the customer, including factors such as when persuasive evidence of an arrangement exists, delivery or service has been performed, the sales price is fixed and determinable, and collectability is probable. The Company recognizes sales when the merchandise is shipped, title has passed to the customers or the service is provided, and collectability is reasonably assured.

Foreign Currency Translation.  For financial reporting purposes, the financial statements of the Company, which are prepared in Hong Kong Dollars ("HKD"), are translated into the Company's reporting currency, United States Dollars ("USD").  Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.  Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in the owner's equity.

We follow FASB ASC 80-30, "Foreign Currency Translation", for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars.  Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders' equity.

We maintain our books and accounting records in HKD, with HKD being the functional currency.  Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates.  Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date.  Any translation gains (losses) are recorded in exchange reserve as a component of shareholders equity.  Income and expenditures are translated at the average exchange rate of the year.

Income Taxes.  Taxes are calculated in accordance with taxation principles currently effective in Hong Kong.  We account for income taxes using the liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Related Parties.  A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company.  Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.  A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one of more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.                                Financial Statements and Supplementary Data.

The financial statements of the Company are included as an exhibit to this annual report on Form 10-K commencing on page F-1.

Item 9.                                Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                      Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on his evaluation as of December 31, 2011, the end of the period covered by this annual report on Form 10-K, he concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this annual report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of our annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, such controls.

Item 9B.                      Other Information.

None.

Item 10.                                Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, positions and ages of our directors and executive officers.  Our directors are typically elected at each annual meeting and serve for one year and until their successors are elected and qualify.  Officers are elected by our Board of Directors and their terms of office are at the discretion of our Board of Directors.

Name	Age	Position
Jimmy Kent-Lam Wong	40	Chairman of the Board of Directors and Chief Executive Officer
Chang Li	53	Chief Technology Officer and Director
Kin Wah Ngai	57	Chief Financial Officer and Director
Lin Su	45	Secretary and Director

Jimmy Kent-Lam Wong, Chief Executive Officer and Chairman of the Board of Directors.  Mr. Wong has served as our Chief Executive Officer and Chairman of the Board of Directors since 2008.  From 1999 to 2010 he was the chairman and CEO of Guang Dong Eastern Venture Group, which sells office products and small home appliances.  He intends to devote approximately fifty percent of his time to our business until we are funded sufficiently to implement our business plan.  Mr. Wong attended Simon Fraser University.  Mr. Wong holds no public company directorships other than with the Company and currently and for the previous five years.  The Company believes that Mr. Wong’s entrepreneurial, financial and business expertise and his experience with 3D technology companies and his role as Chief Executive Officer provide him the qualifications and skills to serve as a Director.

Chang Li, Chief Technology Officer and Director. Mr. Li has served as our Chief Technology Officer and a member of our Board of Directors since 2009.  From 1999 to the present, Mr. Li has been the chairman of Tianjin 3D Imaging Technique Co. Ltd., an entity engaged in 3D research.   He received his B. Eng.D  from Hebei Technology Institute.  He intends to devote approximately 50% of his time to our business.  Mr. Li holds no public company directorships other than with the Company and currently and for the previous five years.  The Company believes that Mr. Li's entrepreneurial, financial and business expertise and his experience with 3D technology companies and his role as Chief Technology Officer provide him the qualifications and skills to serve as a Director.

Kin Wah Ngai, Chief Financial Officer and Director.  Mr. Ngai has served as our Chief Financial Officer and a member of the Board of Directors since 2008.  From 2004 to the present, Mr. Ngai has been the chairman of Hong Kong Commercial Management Limited, a business trading company.  He plans to devote approximately 50% of his time to our business.  Mr. Ngai He received his B.A. from Soochow University of Taiwan.  Mr. Ngai holds no public company directorships other than with the Company and currently and for the previous five years.  The Company believes that Mr. Ngai’s entrepreneurial, financial and business expertise and his experience with 3D technology companies and his role as Chief Financial Officer provide him the qualifications and skills to serve as a Director.

Lin Su, Secretary and Director.   Mr. Su has served as our Secretary and as a member of our Board of Directors since 2010. Also since 2010 he has been a vice president of Beijing Hope Investment, a project consulting firm.  From 2008 to 2010 he was a Senior Actuary for First Care Insurance of the Southwest Insurance Group.  From 2006 to 2008 he was an actuary for Transamerica Life Insurance.  Mr. Su is a Fellow of Society of Actuary (USA), a CFA Charter holder and CPA.  He received his Ph.D from McGill University.  He plans to devote approximately 50% of his time to our business.  Mr. Su holds no public company directorships other than with the Company and currently and for the previous five years.  The Company believes that Mr. Su’s entrepreneurial, financial and business expertise and his experience with 3D technology companies and his role as Secretary provide him the qualifications and skills to serve as a Director.

None of the newly appointed executive officers and directors, nor any of their affiliates, beneficially owns any equity securities or rights to acquire any securities of the Company except as otherwise described in this report, and no such persons have been involved in any transaction with the Company or any of our directors, executive officers or affiliates that is required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), other than with respect to the transactions that have been described in this Report or in any prior reports filed by the Company with the SEC.

None of the newly appointed officers and directors has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor have they been a party to any judicial or administrative proceeding during the past five years, except for matters that were dismissed without sanction or settlement, that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting  activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Board of Directors and Committee Meetings

Our Board of Directors held three meetings during the fiscal year ended December 31, 2011.  In addition, our Board of Directors acted by unanimous written consent during fiscal year ended December 31, 2011.  Each of our directors attended at least 100% of the meetings of the Board of Directors and the committees on which they served in the fiscal year ended December 31, 2011. Our directors are expected, absent exceptional circumstances, to attend all Board meetings and meetings of any committees on which they serve.

Committees of the Board of Directors

We do not have Audit, Compensation or  Nominating and Governance Committees. Our full Board of Directors discharges the duties that such committees would normally have. We do not have such committees because of our stage of development and because our Board of Directors consists of only four members.  Mr. Wong is our Chairman of the Board of Directors.

Our full Board is comprised of four Directors, none of whom is independent, as defined by the rules and regulations of the Securities and Exchange Commission. The members of our Board of Directors are Jimmy Kent-Lam Wong, Chang Li, Kin Wah Ngai, and Lin Su.  The Board of Directors determined that Mr. Ngai qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission.  He is not independent, as noted above; however, we do not believe that independence is required at this juncture given our early stage of development and lack of significant operations.  We intend to have an independent person in this role as we grow and become operational.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company’s independent accountants must be approved in advance by the Board to assure that such services do not impair the accountants’ independence from the Company.  Our full board of directors performs the equivalent functions of an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented.

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2011, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with MaloneBailey, LLP, our independent registered public accounting firm for fiscal year 2011, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant to Statement on Auditing Standards No. 114 (Communications with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board also has received the written disclosures and the letter from MaloneBailey, LLP  required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with MaloneBailey, LLP any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm’s independence.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2011 be included in our annual report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the Securities and Exchange Commission.

Director Independence

The members of our Board of Directors are Jimmy Kent-Lam Wong, Chang Li, Kin Wah Ngai, and Lin Su.  None of these persons is considered “independent” in accordance with rule 5605(a)(2) of the NASDAQ Marketplace Rules.  We are currently traded on the OTC Bulletin Board, which does not require that a majority of the board be independent.  If we ever become an issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Board of Directors’ Role in the Oversight of Risk Management

We face a variety of risks, including credit, liquidity and operational risks.  In fulfilling its risk oversight role, our Board of Directors focuses on the adequacy of our risk management process and overall risk management system.  Our Board of Directors believes that an effective risk management system will (i) adequately identify the material risks that we face in a timely manner; (ii) implement appropriate risk management strategies that are responsive to our risk profile and specific material risk exposures; (iii) integrate consideration of risk and risk management into our business decision-making; and (iv) include policies and procedures that adequately transmit necessary information regarding material risks to senior executives and, as appropriate, to the Board or relevant committee.

Our Board of Directors oversees risk management for us.  Accordingly, the Board schedules time for periodic review of risk management, in addition to its other duties.  In this role, the Board receives reports from management, certified public accountants, outside legal counsel, and to the extent necessary, from other advisors, and strives to generate serious and thoughtful attention to our risk management process and system, the nature of the material risks we face, and the adequacy of our policies and procedures designed to respond to and mitigate these risks.

Board Leadership Structure

Our Board of Directors does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board of Directors should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee.  Our Board of Directors believes that it should be free to make a choice from time to time in any manner that is in the best interests of us and our stockholders.  The Board of Directors believes that Mr. Wong's service as both Chief Executive Officer and Chairman of the Board is in the best interest of the Company and its stockholders.  Mr. Wong possesses detailed and in-depth knowledge of the issues, opportunities and challenges we face and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters.  His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, customers and suppliers.

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by writing to us as follows:  Living 3D Holdings, Inc., attention:  Corporate Secretary, 25 Camelia Avenue, San Francisco, California 94112.  Stockholders who would like their submission directed to a particular member of the Board of Directors may so specify and the communication will be forwarded as appropriate.

Process and Policy for Director Nominations

Our full Board will consider candidates for Board membership suggested by Board members, management and our stockholders.  In evaluating the suitability of potential nominees for membership on the Board, the Board members will consider the Board's current composition, including expertise, diversity, and balance of inside, outside and independent directors.  The Board considers the general qualifications of the potential nominees, including integrity and honesty; recognized leadership in business or professional activity; a background and experience that will complement the talents of the other board members; the willingness and capability to take the time to actively participate in board and committee meetings and related activities; the extent to which the candidate possesses pertinent technological, political, business, financial or social/cultural expertise and experience; the absence of realistic possibilities of conflict of interest or legal prohibition; the ability to work well with the other directors; and the extent of the candidate's familiarity with issues affecting our business.

While the Board considers diversity and variety of experiences and viewpoints to be important factors, it does not believe that a director nominee should be chosen solely or mainly because of race, color, gender, national origin or sexual identity or orientation. Thus, although diversity may be a consideration in the Board's process, it does not have a formal policy regarding the consideration of diversity in identifying director nominees.

Stockholder Recommendations for Director Nominations. Our Board of Directors does not have a formal policy with respect to consideration of any director candidate recommendation by stockholders.  While the Board of Directors may consider candidates recommended by stockholders, it has no requirement to do so.  To date, no stockholder has recommended a candidate for nomination to the Board.  Given that we have not received director nominations from stockholders in the past and that we do not canvass stockholders for such nominations, we believe it is appropriate not to have a formal policy in that regard.  We do not pay a fee to any third party to identify or evaluate or assist in indentifying or evaluating potential nominees.

Stockholder recommendations for director nominations may be submitted to the Company at the following address:  Living 3D Holdings, Inc., attention:  Corporate Secretary,  25 Camelia Avenue, San Francisco, California 94112.  Such recommendations will be forwarded to the Board for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and provided that they are in time for the Board to do an adequate evaluation of the candidate before the annual meeting of stockholders.  The submission must be accomplished by a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected and to cooperate with a background check.

Stockholder Nominations of Directors.  The bylaws of the Company provide that in order for a stockholder to nominate a director at an annual meeting, the stockholder must give timely, written notice to the Secretary of the Company and such notice must be received at the principal executive offices of the Company not less than 120 days before the date of its release of the proxy statement to stockholders in connection with its previous year’s annual meeting of stockholders. Such stockholder’s notice shall include, with respect to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person, including such person’s written consent to being named in the proxy statement as a nominee, serving as a director, that is required under the Securities Exchange Act of 1934, as amended, and cooperating with a background investigation.  In addition, the stockholder must include in such notice his name and address, as they appear on the Company’s records, of the stockholder proposing the nomination of such person, and the name and address of the beneficial owner, if any, on whose behalf the nomination is made, the class and number of shares of capital stock of the Company that are owned beneficially and of record by such stockholder of record and by the beneficial owner, if any, on whose behalf the nomination is made, and any material interest or relationship that such stockholder of record and/or the beneficial owner, if any, on whose behalf the nomination is made may respectively have in such business or with such nominee. At the request of the Board of Directors, any person nominated for election as a director shall furnish to the Secretary of the Company the information required to be set forth in a stockholder’s notice of nomination which pertains to the nominee.

To be timely in the case of a special meeting or if the date of the annual meeting is changed by more than thirty (30) days from such anniversary date, a stockholder’s notice must be received at the principal executive offices of the Corporation no later than the close of business on the tenth day following the earlier of the day on which notice of the meeting date was mailed or public disclosure of the meeting date was made.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards.  A copy of our Code of Ethics and Conduct may be obtained by sending a written request to us at Living 3D Holdings, Inc., attention:  Corporate Secretary, 25 Camelia Avenue, San Francisco, California 94112.  The Code of Ethics and Conduct is filed as an exhibit to this annual report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2011.

Item 11.	Executive Compensation.

The table below sets forth all cash compensation paid or proposed to be paid by the Company to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal years ended December 31, 2011 and 2010.

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation ($) (i)	Total ($) (j)
Jimmy Kent-Lam Wong, CEO and Chairman of the Board	2011	- -	- -	- -	- -	- -	- -	- -
	2010	- -	- -	- -	- -	- -	- -	- -
Chang Li, Chief Technology Officer and Director	2011	- -	- -	- -	- -	- -	- -	- -
	2010	- -	- -	- -	- -	- -	- -	- -
Kin Wah Ngai, CFO and Director	2011	- -	- -	- -	- -	- -	- -	- -
	2010	- -	- -	- -	- -	- -	- -	- -
Lin Su, Secretary and Director	2011	- -	- -	- -	- -	- -	- -	- -
	2010	- -	- -	- -	- -	- -	- -	- -

As noted in the Executive Compensation table above, Messrs. Wong, Ngai, Chang and Li received no compensation for their services in 2011 and 2010.

Compensation Policy.  Our executive compensation plan is based on attracting and retaining qualified professionals who possess the skills and leadership necessary to enable us to achieve earnings and profitability growth to satisfy our stockholders.  We must, therefore, create incentives for these executives to achieve both our and their individual performance objectives through the use of performance-based compensation programs.

No one component is considered by itself, but all forms of the compensation package are considered in total.  Wherever possible, objective measurements will be utilized to quantify performance, but many subjective factors still come into play when determining performance.

Compensation Components.  Because we are still in the early stages of our revenue operations, the main elements of our compensation package will consist of base salary, stock options, and bonus.

Base Salary.  In general, the base salary for our executive officers will be reviewed and compared to the prior year, with considerations given for increase. As we continue to grow and financial conditions continue to improve, base salaries will be reviewed for possible adjustments.  Base salary adjustments will be based on both individual and our performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with us.

Bonuses.  To date, no bonuses have been granted because we have not achieved a profitable level of operations. As we continue to grow and provided we generate profits, we will create more defined bonus programs to attract and retain our employees at all levels.

Other.  At this time, we have no profit sharing plan in place for employees.  However, this is another area of consideration to add such a plan to provide yet another level of compensation to the compensation package.

Outstanding Equity Awards at Fiscal Year-End

The Company did not issue any options or stock awards to any of our officers, directors or employees in 2011 and 2010.

Stock Option Plan

Our board of directors has not yet adopted a stock option plan.

Compensation of Directors

In 2011, our directors received no compensation for serving as members of our Board of Directors.  We are not paying any fees to Messrs. Wong, Ngai, Chang and Li for their services on the Board in 2012.  The non-employee directors are reimbursed for their out-of-pocket costs in attending the meetings of the Board of Directors.

As noted in the Executive Compensation table above, Messrs. Wong, Ngai, Chang and Li received no compensation for their services in 2011 and 2010 years.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (b)	Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Jimmy Kent-Lam Wong, CEO and Chairman of the Board	No outstanding equity awards.
Chang Li, Chief Technology Officer and Director	No outstanding equity awards.
Kin Wah Ngai, CFO and Director	No outstanding equity awards.
Lin Su, Secretary and Director	No outstanding equity awards.

The table above indicates that no options were granted to directors and officers in fiscal 2011.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

None of our executive officers has entered into any employment or change-in-control agreements with the Company.

None of the newly appointed officers and directors, nor any of their affiliates, currently beneficially own any equity securities or rights to acquire any securities of the Company except as otherwise described in this report, and no such persons have been involved in any transaction with the Company or any of its directors, executive officers or affiliates that is required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), other than with respect to the transactions that have been described in this report or in any prior  reports filed by the Company with the SEC.

None of the newly appointed officers and directors has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor have such persons been a party to any judicial or administrative proceeding during the past five years, except for matters that were dismissed without sanction or settlement, that resulted in a judgment, decree or final order enjoining such persons from future violations of, or prohibiting  activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Item 12.                                Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our common stock beneficially owned on March 31, 2012 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.  Unless otherwise indicated, each person in the table has sole voting and investment power with respect to the shares shown.  The table assumes a total of 69,703,480 shares of our common stock outstanding as of March 31, 2012.

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership(2)	Percent of common stock(3)
Jimmy Kent-Lam Wong, Chairman of the Board of Directors and Chief Executive Officer	46,352,814	66.50%
Chang Li, Chief Technology Officer and Director	6,621,831	9.50%
Kin Wah Ngai, Chief Financial Officer and Director	3,310,915	4.75%
Lin Su, Secretary and Director	2,648,732	3.80%
5% holders:
June Yon Mon	7,284,014	10.45%

All executive officers and directors as a group (four persons)	58,934,292

(1)	The address of these persons is 25 Camelia Avenue, San Francisco, California 94112.

(2)	The foregoing beneficial owners hold investment and voting power in their shares.

(3)
The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the beneficial owner that are exercisable within sixty days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding and (Z) the number of warrants and options of the beneficial owner that are exercisable within sixty days as the denominator.

Change of Control

There are no changes of control or similar provisions relating to our directors or executive officers.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Advances from Related Parties.  Jimmy Kent-Lam Wong had advanced $120,418 to us through December 31, 2011 to provide us with working capital.  Such advances are not represented by promissory notes and do not bear interest.  The advances are due on demand and are reflected by entries on our books.

License Agreements.  We purchased the products we have sold to date, and intend to purchase the products for which we are currently exploring new markets, from third party manufacturers, which manufacture these products under know-how and licenses granted by certain of our directors and principal shareholders.  These directors and principal shareholders do not receive any compensation for these licenses.  We do not have any contracts with its third party manufacturers.

Item 14.                      Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by MaloneBailey, LLP for professional services for the fiscal years ended December 31, 2011 and December 31, 2010:

Fee Category:	Fiscal 2011 Fees	Fiscal 2010 Fees
Audit Fees………………………..	$6,000	$13,000
Audit-Related Fees……………….	$2,080	$2,080
Tax Fees………………………….	$770	$770
All Other Fees……………………	-	-
Total Fees……………….…..	$8,850	$15,850

Audit Fees. Such amount consists of fees billed for professional services rendered in connection with the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports.  It also includes services that are normally provided by our independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services related to tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2011 and 2010, there were no fees related to this category.

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented.  We have the pre-approval process for the foregoing services and fees for by our board of directors. All of the above services and fees were reviewed and approved by the entire board of directors before the respective services were rendered.

The audit report of MaloneBailey, LLP on the financial statements of the Company for the year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding  the Company's ability to continue as a going concern.  The audit report for the year ended December 31, 2010 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

During our fiscal years ended December 31, 2011 and 2010, there were no disagreements with MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to MaloneBailey, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2011 and 2010, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 15.                      Exhibits, Financial Statement Schedules.

Exhibit Number	Description	Incorporated by Reference
2.1
Stock Purchase Agreement, entered into effective as of December 8, 2011, by and among the stockholders of Living 3D Holdings Ltd, a British Virgin Islands corporation, certain shareholders of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated), a Nevada corporation, listed in Exhibit A thereto, and Jeff W. Holmes, a selling shareholder and a principal shareholder of AirWare International Corp.
Exhibit 2.1 to the Company's Form 8-K, filed December 14, 2011.
2.2
Share Exchange and Acquisition Agreement, entered into effective as of December 8, 2011, by and among Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated), a Nevada corporation, Living 3D Holdings, Ltd, a British Virgin Islands corporation and all of the shareholders of Living 3D Holdings, Ltd.
Exhibit 2.2 to the Company's Form 8-K, filed December 14, 2011.
3.1	Amended and Restated Articles of Incorporation of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated), a Nevada corporation, dated July 1, 2010.	Exhibit 3.1 to the Company's Form 8-K, filed December 14, 2011.
3.2	Memorandum and Articles of Association of Living 3D Holdings Ltd, a British Virgin Islands corporation, dated June 23, 2008.	Exhibit 3.2 to the Company's Form 8-K, filed December 14, 2011.
3.3	Amended and Restated Bylaws of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated).	Exhibit 3.3 to the Company's Form 8-K, filed December 14, 2011.
4.1	Form of Common Stock Certificate of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated).	Exhibit 4.1 to the Company's Form 8-K, filed December 14, 2011.
14.1	Code of Ethics and Conduct.	Filed herewith.
21.1	List of subsidiaries of the Company.	Exhibit 21.1 to the Company's Form 8-K, filed December 14, 2011.
31.1	Certification of Wong Jimmy Kent-Lam, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Kin Wah Hgai, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Wong Jimmy Kent-Lam, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Kin Wah Hgai, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
99.1	Audited Financial Statements of Living 3D Holdings, Inc., a Nevada corporation, as of December 31, 2011 and 2010.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Calculation Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.	Filed herewith.

*   XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date:  April 16, 2012
Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated)
a Nevada corporation

/s/ Wong Jimmy Kent-Lam
Name: Wong Jimmy Kent-Lam
Title: Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date
/s/ Wong Jimmy Kent-Lam Wong Jimmy Kent-Lam Chairman of the Board of Directors and Chief Executive Officer	April 16, 2012

/s/ Chang Li Chang Li Chief Technology Officer and Director	April 16, 2012

/s/ Kin Wah Ngai Kin Wah Ngai Chief Financial Officer and Director	April 16, 2012

/s/ Lin Su Lin Su Secretary and Director	April 16, 2012