Form 10-Q
period 2012-03-31
LIVING 3D HOLDINGS, INC.
filed 2012-05-15
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-53643

Living 3D Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-87-0451230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Camelia Avenue San Francisco, California 94112
(Address of principal executive offices)
(415) 203-4491
(Registrant’s telephone number, including area code)
________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer ☐
Non-accelerated filer ☐  (Do not check if a smaller reporting company)               Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2012
Common Stock, no par value	69,703,480

	Form 10-Q Living 3D Holdings, Inc. March 31, 2012 Table of Contents
PART I – FINANCIAL INFORMATION Page
Item 1.	Financial Statements.
	Consolidated Balance Sheets—As of March 31, 2012 (Unaudited) and December 31, 2011.	1
	Consolidated Statements of Operations and Comprehensive Income (Unaudited)—for the three months ended March 31, 2012 and 2011.	2
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2011 and the three months ended March 31, 2012 (Unaudited).	3
	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011.	4
	Notes to Consolidated Financial Statements (Unaudited).	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10
Item 4.	Controls and Procedures.	10
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	11
Item 1A.	Risk Factors.	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11
Item 3.	Defaults Upon Senior Securities.	11
Item 4.	Mine Safety Disclosures.	11
Item 5.	Other Information.	11
Item 6.	Exhibits.	11

Signatures
Exhibits
Certifications

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Stated in US Dollars)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$98,728	$96,881
Other current assets	33	33
Total Current Assets	98,761	96,914

TOTAL ASSETS	$98,761	$96,914

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$18,756	$18,757
Accrued liabilities and other payable	135,919	56,515
Due to related party	184,807	120,418
Total Current Liabilities	339,482	195,690
TOTAL LIABILITIES	$339,482	$195,690

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 90,000,000 shares authorized, 69,703,480 shares issued and outstanding at March 31, 2012 and December 31, 2011	69,704	69,704
Additional paid-in-capital	(69,604)	(69,604)
Earnings (deficit) accumulated during the development stage	(240,821)	(98,876)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(240,721)	(98,776)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$98,761	$96,914

The accompanying notes are an integrated part of these consolidated financial statements

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Stated in US Dollars)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	From Inception (June 23, 2008) Through March 31, 2012
	2012	2011

Revenue	$-	$4,371		$158,792
Cost of revenue	-	3,941		118,753
Gross profit	-	430		40,039

Operating expenses
General and administrative expenses	141,862	49,057		280,861
Total operating expenses	141,862	49,057		280,861

Income (loss) from operations	(141,862)	(48,627)		(240,822)

Other income (expense)	(83)	(5)		1

Net Income (Loss)	$(141,945)	(48,632)		$(240,821)

Other Comprehensive Income (Loss)

Total Comprehensive Income (Loss)	$(141,945)	(48,632)		$(240,821)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	(0.00)	$

Weighted Average Common Shares; Basic and Diluted	69,703,480	62,590,880

The accompanying notes are an integrated part of these consolidated financial statements

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity (Deficit)
(Stated in US Dollars)

	Common Stock		Additional Paid-in Capital	Earnings (Deficit) Accumulated During the Development Stage	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance as of June 23, 2008 (Date of Inception)	-	$-	$-	$-	$-
Issuance of common stock	62,590,880	62,591	(62,591)	-	-
Net loss for the period	-	-	-	(897)	(897)

Balance as of December 31, 2008	62,590,880	$62,591	$(62,591)	$(897)	$(897)
Net loss for the year	-			(3,200)	(3,200)

Balance as of December 31, 2009	62,590,880	$62,591	$(62,591)	$(4,097)	$(4,097)
Net loss for the year	-			23,914	23,914

Balance as of December 31, 2010	62,590,880	$62,591	$(62,591)	$19,817	$19,817
Shares issued in reverse merger	7,112,600	7,113	(7,113)	-	-
Subscription receivable collected	-	-	100	-	100
Net loss for the year	-	-	-	(118,693)	(118,693)
Balance as of December 31, 2011	69,703,480	$69,704	$(69,604)	$(98,876)	$(98,776)
Net loss for the quarter	-	-	-	(141,945)	(141,945)

Balance as of March 31, 2012 (Unaudited)	69,703,480	$69,704	$(69,704)	$(240,821)	$(240,721)

The accompanying notes are an integrated part of these consolidated financial statements

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows (Unaudited)
(Stated in US Dollars)

	For the Three Months Ended March 31,		From Inception (June 23, 2008) Through March 31, 2012
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(141,945)	$(48,632)	$(240,821)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Other current assets	$-	$(10)	$(33)
Accounts payable	(1)	3,941	18,756
Accrued liabilities and other payable	79,404	1,540	135,919
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(62,542)	$(43,161)	$(86,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	$64,389	$48,429	$184,807
Collection of subscription receivable	-	-	100
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$64,389	$48,429	$184,907

NET INCREASE IN CASH	$1,847	$5,268	$98,728
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$96,881	$95,723	$-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$98,728	$100,991	$98,728

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integrated part of these consolidated financial statements

Living 3D Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

Living 3D Holdings Ltd (“L3D”) was incorporated in the British Virgin Islands (the “BVI”) on June 23, 2008.  L3D markets three-dimensional (3D) hardware display devices designed by affiliates and manufactured by third parties. Such products have application in industries where LCD monitors and LED panels are utilized, including location based entertainment, computer monitors, telecommunications, mobile phones and other hand held devices.

L3D has the following wholly owned subsidiaries, Living 3D (Hong Kong) Ltd, 3D Capital Holdings Inc, Columbia College Hollywood International Limited and Living 3D Technology Group Limited. L3D and its subsidiaries are collectively referred to as L3D or the Company. L3D is a development stage company as defined by Statement of Financial Accounting Standard No. 7, Accounting and Reporting by Development Stage Enterprises.

On December 8, 2011, L3D entered into a share exchange agreement (the "Share Exchange") with Living 3D Holdings, Inc. (formerly AirWare International Corp and formerly Concrete Casting Incorporated), a company incorporated in the State of Nevada on October 29, 1987.  Under the Exchange Agreement Living 3D Holdings, Inc. ("Living 3D" or the “Company”) issued an aggregate of 62,590,880 shares of its common stock to the shareholders of L3D in exchange for all of the issued and outstanding securities of L3D. The Share Exchange closed on December 8, 2011. As a result of the Share Exchange, L3D became Living 3D's wholly-owned subsidiary.

The transaction has been treated as a recapitalization of L3D and its subsidiaries, with Living 3D (the legal acquirer of L3D and its subsidiaries) considered the accounting acquiree, and L3D whose management took control of Living 3D (the legal acquiree of L3D) considered the accounting acquirer. The Company did not recognize goodwill or any intangible assets in connection with the transaction. All costs related to the transaction are being charged to operations as incurred. The 62,590,880 shares of common stock issued in conjunction with the Share Exchange have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

The accompanying unaudited interim financial statements of Living 3D Holdings, Inc. have been prepared in according with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with SEC on Form 10-K. In the option of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2011, as reported in Form 10-K, have been omitted.

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. The Company is primarily funded by Wong Jimmy Kent Lam, the Company’s Chief Executive Officer ("CEO") and principal owner. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The due to related party balances at March 31, 2012 and December 31, 2011 are $184,807 and $120,418, respectively, represents advances from Wong Jimmy Kent Lam, the Company’s CEO and principal owner to support the Company’s operation. They are unsecured and non-interest bearing without terms and a maturity date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report on Form 10-Q for the three months ended March 31, 2012 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results to differ materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:

•	our lack of operating history results;

•	our independent registered public accountants have expressed a going concern opinion;

•	our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms acceptable to us;

•	our ability to implement our business plan;

•	uncertainties regarding our ability to increase revenues and penetrate our market;

•	economic and general risks relating to business;

•	our ability to manage our costs of production;

•	our ability to protect our intellectual property through patents and other intellectual property protection;

•	our dependence on key personnel;

•	increased competition or our failure to compete successfully;

•	our ability to keep pace with technological advancements in our industry;

•	our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as required;

•	our nonpayment of dividends and lack of plans to pay dividends in the future;

•
future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, if it trades, lower our value and make it more difficult for us to raise capital;

•	our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock;

•	our ability to have our common stock trade in an active public market;

•	the price of our stock, if it trades, is likely to be highly volatile because of several factors, including a relatively limited public float; and

•	indemnification of our officers and directors.

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

We market our 3D technologies and products under our Living 3D brand in the Peoples Republic of China ("PRC").  Given sufficient capital, we plan to build our revenues by focusing on direct sales and sales to retail distributors in selected markets. The following discussion summarizes the material changes in our results of operations and our financial condition for the three months ended March 31, 2012 and March 31, 2011.

Operating Results

For the Three Months Ended March 31, 2012 and 2011

The Statement of Operations is included in the Financial Statements attached to this report.  Please refer to this Statement of Operations.

Results From Operations

Revenues.  For the three months ended March 31, 2012 and March 31, 2011, revenues were $-0- and $4,371, respectively, a decrease of $4,371.  The revenues for the three months ended March 31, 2011 were derived from sales of 3D technology products manufactured by third parties.  The decrease in revenue is due to the fact that we are a development stage company and did not undertake the same marketing efforts in the first three months of 2012 as we did in 2011.

Cost of Revenue.  Our cost of revenue declined to $-0- from $3,941 in the three months ended March 31, 2012 compared to the same period in 2011.  This decline was due to our decrease in sales during the period.

General and Administrative Expenses.   For the three months ended March 31, 2012 and March 31, 2011, general and administrative expenses were $141,862 and $49,057, respectively, an increase of $92,805.  The increase in such expenses is attributable to our efforts to advance our development, including becoming publicly held.

Operating (Loss) or Operating Income.  For the three months ended March 31, 2012, the operating loss was ($141,862) and for the same period ended March 31, 2011, the operating loss was ($48,627), an increase in the operating loss of ($93,235).  The increase in the operating loss between the periods is explained by the increase in general and administrative expenses discussed above and the decrease in revenues.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended March 31, 2012 as we have fully reserved the asset until realization is more reasonably assured.

Net (Loss) or Net Income.  The net loss for the three months ended March 31, 2012 was ($141,945) and the net loss for the three months ended March 31, 2011 was ($48,632), an increase in net loss of ($93,313).  This increase in net loss resulted from the increase in general and administrative expenses and decrease in revenues.

Liquidity and Capital Resources.  Cash and equivalents as of March 31, 2012 and March 31, 2011 totaled $98,728 and $100,991, respectively, a decrease of $2,263.  This reflects an increase in our net loss offset by an increase in related party loans made to us by Mr. Wong, our CEO and a principal shareholder.

Liquidity and Capital Resources, Going Concern

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of equity securities. We had loans payable to Jimmy Kent-Lam Wong, our CEO and majority shareholder, in an aggregate principal amount of $120,418 at March 31, 2012 that do not contain any restrictive covenants restricting our ability to our issue additional debt or equity securities.

Our cash and cash equivalents decreased by $2,263, from $100,991 at March 31, 2011 to $98,728 at March 31, 2012, due principally to the payment of liabilities.

Our cash from financing activities increased by $15,960, from $48,429 at March 31, 2011 to $64,389 at March 31, 2012, due principally to increased loans from our principal shareholder.

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

Due to the uncertainties related to these matters, there exists substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at March 31, 2012.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on his evaluation as of the end of the period covered by this report, he concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.                                 Legal Proceedings.

There are no claims, actions, suits, proceedings or investigations that are currently pending or, to our knowledge, threatened by or against us, or with respect to our operations or assets, by or against any of our officers, directors or affiliates.

Item 1A.                              Risk Factors.

Not applicable.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                Defaults upon Senior Securities.

None.

Item 4.                                Mine Safety Disclosures.

Not applicable.

Item 5.                                Other Information.

None.

Item 6.                                Exhibits.

(c)	Exhibits.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
101.INS*	XBRL Instance Document filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document filed herewith
101.CAL*	XBRL Calculation Linkbase Document filed herewith.
101.PRE*	XBRL Definition Linkbase Document filed herewith.
101.LAB*	XBRL Taxonomy Labels Linkbase Document filed herewith.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document filed herewith.

* XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Living 3D Holdings, Inc.

Date: May 15, 2012	/s/ Wong Jimmy Kent-Lam Name: Wong Jimmy Kent-Lam Title: Chief Executive Officer and Chairman of the Board of Directors

Date: May 15, 2012	/s/ Kin Wah Ngai Name: Kin Wah Ngai Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
101.INS*	XBRL Instance Document filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document filed herewith
101.CAL*	XBRL Calculation Linkbase Document filed herewith.
101.PRE*	XBRL Definition LInkbase Document filed herewith.
101.LAB*	XBRL Taxonomy Labels Linkbase Document filed herewith.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document filed herewith.

* XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.