Form 10-Q
period 2012-06-30
LIVING 3D HOLDINGS, INC.
filed 2012-08-14
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

 ☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at August 13, 2012
Common Stock, $0.001 par value	69,703,480

Form 10-Q Living 3D Holdings, Inc. June 30, 2012 Table of Contents

Living 3D Holdings, Inc. (A Development Stage Company) Consolidated Balance Sheets (Stated in US dollars)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$84,229	$96,881
Other current assets	33	33
Total Current Assets	84,262	96,914

TOTAL ASSETS	$84,262	$96,914

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$18,756	$18,757
Accrued liabilities and other payable	270,624	56,515
Due to related party	184,807	120,418
Total Current Liabilities	474,187	195,690
TOTAL LIABILITIES	$474,187	$195,690

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $0.001 par value, 90,000,000 shares authorized, 69,703,480 shares issued and outstanding at June 30, 2012 and December 31, 2011	69,704	69,704
Additional paid-in capital	(69,604)	(69,604)
Earnings (deficit) accumulated during the development stage	(390,025)	(98,876)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(389,925)	(98,776)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$84,262	96,914

See Notes to Unaudited Consolidated Financial Statements

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Stated in US dollars)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception (June 23, 2008) Through June 30,
	2012	2011	2012	2011	2012

Revenue	$-	$16,866	$-	$21,237	$158,792
Cost of revenue	-	14,815	-	18,756	118,753
Gross profit	-	2,051	-	2,481	40,039

Operating expenses
General and administrative expenses	149,291	11,883	291,153	60,940	430,152
Total operating expenses	149,291	11,883	291,153	60,940	430,152
Income (loss) from operations	(149,291)	(9,832)	(291,153)	(58,459)	(390,113)
Other income (expense)	87	(11)	4	(16)	88

Net Income (Loss)	$(149,204)	$(9,843)	$(291,149)	$(58,475)	$(390,025)
Other comprehensive income (loss)
Total Comprehensive Income (Loss)	$(149,204)	$(9,843)	$(291,149)	$(58,475)	$(390,025)
Basic and Diluted Earnings (Loss) per Common Share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Common Shares; Basic and Diluted	69,703,480	62,590,880	69,703,480	62,590,880

See Notes to Unaudited Consolidated Financial Statements

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders’ Equity (Deficit)
(Stated in US dollars)
	Common Stock		Additional	Earnings (Deficit) Accumulated During the Development	Total Shareholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Balance as of June 23, 2008 (Date of Inception)	-	$-	$-	$-	$-
Issuance of common stock	62,590,880	62,591	(62,591)	-	-
Net loss for the period				(897)	(897)
Balance as of December 31, 2008	62,590,880	$62,591	$(62,591)	$(897)	$(897)
Net loss for the year	-	-	-	(3,200)	(3,200)
Balance as of December 31, 2009	62,590,880	$62,591	$(62,591)	$(4,097)	$(4,097)
Net income for the year	-	-	-	23,914	23,914
Balance as of December 31, 2010	62,590,880	$62,591	(62,591)	19,817	$19,817
Shares issued in reverse merger	7,112,600	7,113	(7,113)	-	-
Subscription receivable collected			100	-	100
Net loss for the year	-	-	-	(118,693)	(118,693)
Balance as of December 31, 2011	69,703,480	$69,704	(69,604)	(98,876)	$(98,776)
Net loss for the quarter	-	-	-	(291,149)	(291,149)
Balance as of June 30, 2012 (Unaudited)	69,703,480	$69,704	$(69,604)	$(390,025)	$(389,925)

See Notes ot Unaudited Consolidated Financial Statements

Living 3D Holdings Inc
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
(Stated in US dollars)

	Six Months Ended June 30,	Six Months Ended June 30,	From Inception (June 23, 2008) Through June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(291,149)	$(58,475)	$(390,025)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Other current assets	-	(33)	(33)
Accounts payable	(1)	18,756	18,756
Accrued liabilities and other payable	214,109	(2,164)	270,624
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(77,041)	(41,916)	(100,678)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	64,389	48,429	184,807
Collection of subscription receivable	-		100
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	64,389	48,429	184,907
NET INCREASE (DECREASE) IN CASH	(12,652)	6,513	84,229
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$96,881	$95,723	$-
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$84,229	$102,236	$84,229
Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

See Notes to Unaudited Consolidated Financial Statements

Living 3D Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

Living 3D Holdings Ltd (“L3D”) was incorporated in the British Virgin Islands (the “BVI”) on June 23, 2008. The Company markets three-dimensional (3D) hardware display devices designed by affiliates and manufactured by third parties. Such products have application in industries where LCD monitors and LED panels are utilized, including location based entertainment, computer monitors, telecommunications, mobile phones and other hand held devices.

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

On December 8, 2011, L3D entered into a share exchange agreement (the "Share Exchange") with Living 3D Holdings, Inc. (formerly AirWare International Corp and formerly Concrete Casting Incorporated), a company incorporated in the State of Nevada on October 29, 1987.  Under the Exchange Agreement Living 3D Holdings, Inc. ("Living 3D" or the “Company”) issued an aggregate of 62,590,880 shares of its common stock to the shareholders of the Company in exchange for all of the issued and outstanding securities of the Company. The Share Exchange closed on December 8, 2011. As a result of the Share Exchange, the Company became Living 3D's wholly-owned subsidiary.

The transaction has been treated as a recapitalization of L3D and its subsidiaries, with Living 3D (the legal acquirer of L3D and its subsidiaries) considered the accounting acquiree, and L3D whose management took control of Living 3D (the legal acquiree of L3D) considered the accounting acquirer. The Company did not recognize goodwill or any intangible assets in connection with the transaction. All costs related to the transaction are being charged to operations as incurred. The 62,590,880 shares of common stock issued to the in conjunction with the Share Exchange have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Living 3D Holdings, Inc. have been prepared in according with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with SEC on Form 10-K. In the option of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the unaudited consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2011, as reported in Form 10-K, have been omitted.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The due to related party balances at June 30, 2012 and December 31, 2011 are $184,807 and $120,418, respectively, represents advances from Wong Jimmy Kent Lam, the Company’s CEO and principal owner to support the Company’s operation.  The advances are unsecured and non-interest bearing without terms and set maturity dates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report on Form 10-Q for the three and six months ended June 30, 2012 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

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

We market our 3D technologies and products under our Living 3D brand in the PRC.  Given sufficient capital, we plan to build our revenues by focusing on direct sales and sales to retail distributors in selected markets. The following discussion summarizes the material changes in our results of operations and our financial condition for the three and six months ended June 30, 2012 and June 30, 2011.

Operating Results

For the Three months Ended June 30, 2012 and 2011

The Statement of Operations is included in the Financial Statements attached to this report.  Please refer to this Statement of Operations.

Results From Operations

Revenues.  For the three months ended June 30, 2012 and June 30, 2011, revenues were $-0- and $16,866, respectively, a decrease of $16,866.  The revenues for the three months ended June 30, 2011 were derived from sales of 3D technology products manufactured by third parties.  The decrease in revenue is due to the fact that we are a development stage company and did not undertake the same marketing efforts in the three months ended June 30, 2012 as we did for the same period in 2011.

Cost of Revenue.  Our cost of revenue declined to $-0- from $14,815 in the three months ended June 30, 2012 compared to the same period in 2011.  This decline was due to our decrease in sales during the period.

General and Administrative Expenses.   For the three months ended June 30, 2012 and June 30, 2011, general and administrative expenses were $149,291 and $11,883, respectively, an increase of $137,408.  The increase in such expenses is attributable to our efforts to advance our development, including becoming publicly held.

Operating (Loss) or Operating Income.  For the three months ended June 30, 2012, the operating loss was ($149,204) and for the same period ended June 30, 2011 the operating loss was ($9,843), an increase in the operating loss of ($139,361).  The increase in the operating loss between the periods is due to the increase in general and administrative expenses discussed above and the decrease in revenues.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended June 30, 2012 as we have fully reserved the asset until realization is more reasonably assured.

Net (Loss) or Net Income.  The net loss for the three months ended June 30, 2012 was ($149,204) and the net loss for the three months ended June 30, 2011 was ($9,843), an increase in net loss of ($139,361).  This increase in net loss resulted from the increase in general and administrative expenses and decrease in revenues.

Liquidity and Capital Resources.  Cash and equivalents as of June 30, 2012 and June 30, 2011 totaled $84,229 and $102,236, respectively, a decrease of $18,007.  This reflects our increased operating loss partially offset by related party loans made to us by Mr. Wong, our CEO and a principal shareholder.

For the Six Months Ended June 30, 2012 and 2011

The Statement of Operations is included in the Financial Statements attached to this report.  Please refer to this Statement of Operations.

Results From Operations

Revenues.  For the six months ended June 30, 2012 and June 30, 2011, revenues were $-0- and $21,237, respectively, a decrease of $21,237.  The revenues for the six months ended June 30, 2011 were derived from sales of 3D technology products manufactured by third parties.  The decrease in revenue is due to the fact that we are a development stage company and did not undertake the same marketing efforts in the six months ended June 30, 2012 as we did for the same period in 2011.

Cost of Revenue.  Our cost of revenue declined to $-0- from $18,756 in the six  months ended June 30, 2012 compared to the same period in 2011.  This decline was due to our decrease in sales during the period versus the prior period.

General and Administrative Expenses.   For the six months ended June 30, 2012 and June 30, 2011, general and administrative expenses were $291,153 and $60,940, respectively, an increase of $230,213.  The increase in such expenses is attributable to our efforts to advance our development, including becoming publicly held.

Operating (Loss) or Operating Income.  For the six months ended June 30, 2012, the operating loss was ($291,149) and for the same period ended June 30, 2011, the operating loss was ($58,475) an increase in the operating loss of ($232,674).  The increase in the operating loss between the periods is explained by the increase in general and administrative expenses discussed above and the decrease in revenues.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the six months ended June 30, 2012 as we have fully reserved the asset until realization is more reasonably assured.

Net (Loss) or Net Income.  The net loss for the six months ended June 30, 2012 was ($291,149) and the net loss for the six months ended June 30, 2011 was ($58,475), an increase in net loss of ($232,674).  This increase in net loss resulted from the increase in general and administrative expenses and decrease in revenues.

Liquidity and Capital Resources, Going Concern

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of equity securities. We had loans payable to Jimmy Kent-Lam Wong, our CEO and majority shareholder, in an aggregate principal amount of $184,807 at June 30, 2012 that do not contain any restrictive covenants restricting our ability to our issue additional debt or equity securities.  Such loans do not bear interest and do not have set maturity dates.

Our cash and cash equivalents decreased by $18,007, from $102,236 at June 30, 2011 to $84,229 at June 30, 2012, due principally to the payment of liabilities.

Our cash from financing activities increased by $15,960, from $48,429 at June 30, 2011 to $64,389 at June 30, 2012, due to an increase in loans from our principal shareholder.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at June 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect, such controls.

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

Living 3D Holdings, Inc.

Date: August 14, 2012	/s/ Wong Jimmy Kent-Lam Name: Wong Jimmy Kent-Lam Title: Chief Executive Officer and Chairman of the Board of Directors

Date: August 14, 2012	/s/ Kin Wah Ngai Name: Kin Wah Ngai Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.