Form 10-Q/A
period 2012-06-30
LIVING 3D HOLDINGS, INC.
filed 2012-09-13
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at August 1, 2012
Common Stock, no par value	69,703,480

EXPLANATORY NOTE

Living 3D Holdings, Inc., (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012, for the sole purpose of furnishing Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.  As permitted by rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL:

101.INS  XBRL Instance Document

101.SCH  XBRL Taxonomy Extention Schema

101.CAL  XBRL Taxonomy Extension Calculation Linkbase

101.DEF  XBRL Taxonomy Extension Definition Linkbase

101.LAB  XBRL Taxonomy Extension Label Linkbase

101.PRE  XBRL Taxonomy Extension Presentation Linkbase

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above.  This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data file on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

Item 6.                                Exhibits.

(c)	Exhibits.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data File
* Previously filed or furnished as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2012.
** Furnished with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Living 3D Holdings, Inc.

Date: September 11, 2012	/s/ Wong Jimmy Kent-Lam Name: Wong Jimmy Kent-Lam Title: Chief Executive Officer and Chairman of the Board of Directors

Date: September 11, 2012	/s/ Kin Wah Ngai Name: Kin Wah Ngai Title: Chief Financial Officer and Director

Index to Exhibits

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data File
*   Previously filed or furnished as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2012.

 ** Furnished with this Form 10-Q/A.