Form 10-Q
period 2012-09-30
LIVING 3D HOLDINGS, INC.
filed 2012-11-14
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2012
Common Stock, $0.001 par value	69,703,480

	Form 10-Q Living 3D Holdings, Inc. September 30, 2012 Table of Contents
PART I – FINANCIAL INFORMATION Page
Item 1.	Financial Statements.
	Consolidated Balance Sheets—As of September 30, 2012 (Unaudited) and December 31, 2011.	1
	Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (Unaudited).	2
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2011 and the nine months ended September 30, 2012 (Unaudited).	3
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011.	4
	Notes to Consolidated Financial Statements (Unaudited).	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10
Item 4.	Controls and Procedures.	10
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	11
Item 1A.	Risk Factors.	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11
Item 3.	Defaults Upon Senior Securities.	11
Item 4.	Mine Safety Disclosures.	11
Item 5.	Other Information.	11
Item 6.	Exhibits.	11

Signatures
Exhibits
Certifications

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Stated in US Dollars)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$31,182	$96,881
Other current assets	33	33
Total Current Assets	31,215	96,914

TOTAL ASSETS	$31,215	$96,914

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$18,756	$18,757
Accrued liabilities and other payable	405,624	56,515
Due to related party	184,807	120,418
Total Current Liabilities	609,187	195,690
TOTAL LIABILITIES	$609,187	$195,690

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 90,000,000 shares authorized, 69,703,480 shares issued and outstanding at September 30, 2012 and December 31, 2011	69,704	69,704
Additional paid-in-capital	(69,604)	(69,604)
Earnings (deficit) accumulated during the development stage	(578,072)	(98,876)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(577,972)	(98,776)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$31,215	$96,914

The accompanying notes are an integrated part of these consolidated financial statements

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Stated in US Dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception (June 23, 2008) Through September 30, 2012
	2012	2011	2012	2011

Revenue	$0	$-		$21,237		$158,792
Cost of revenue	-	-	-	18,756		118,753
Gross profit	0	-	0	2,481		40,039

Operating expenses
General and administrative expenses	189,065	4,877	480,218	65,817		619,217
Total operating expenses	189,065	4,877	480,218	65,817		619,217

Income (loss) from operations	(189,065)	(4,877)	(480,218)	(63,336)		(579,178)

Other income (expense)	1,026	32	1,022	16		1,106

Net Income (Loss)	$(188,039)	$(4,845)	$(479,196)	$(63,320)		$(578,072)

Other Comprehensive Income (Loss)

Total Comprehensive Income (Loss)	$(188,039)	$(4,845)	$(479,196)	$(63,320)		$(578,072)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)	$(0.01)	(0.00)	$

Weighted Average Common Shares; Basic and Diluted	69,703,480	62,590,880	69,703,480	62,590,880

The accompanying notes are an integrated part of these consolidated financial statements

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity (Deficit)
(Stated in US Dollars)

	Common Stock		Additional Paid-in Capital	Earnings (Deficit) Accumulated During the Development Stage	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance as of June 23, 2008 (Date of Inception)	$-	$-	$-	$-	$-
Issuance of common stock	$62,590,880	$62,591	$(62,591)	-	-
Net loss for the period	-	-	-	(897)	(897)

Balance as of December 31, 2008	$62,590,880	$62,591	$(62,591)	$(897)	$(897))
Net loss for the year	-			(3,200)	(3,200)

Balance as of December 31, 2009	$62,590,880	$62,591	$(62,591)	$(4,097)	$(4,097)
Net Income for the year	-			23,914	23,914

Balance as of December 31, 2010	$62,590,880	$62,591	$(62,591)	$19,817	$19,817
Shares issued in reverse merger	7,112,600	7,113	(7,113)	-	-
Subscription receivable collected	-	-	100	-	100
Net loss for the year	$-	-	-	$(118,693)	$(118,693)
Balance as of December 31, 2011	$69,703,480	$69,704	$(69,604)	$(98,876)	$(98,776)
Net loss for the quarter	-	-	-	(479,196)	(479,196)

Balance as of September 30, 2012 (Unaudited)	$69,703,480	$69,704	$(69,604)	$(578,072)	$(577,972)

The accompanying notes are an integrated part of these consolidated financial statements

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows (Unaudited)
(Stated in US Dollars)

	For the Nine Months Ended September 30,		From Inception (June 23, 2008) Through September 30, 2012
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(479,196)	$(63,320)	$(578,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Other current assets	$-	$(33)	$(33)
Accounts payable	(1)	18,756	18,756
Accrued liabilities and other payable	349,109	(2,677)	405,624
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(130,088)	$(47,274)	$(153,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	$64,389	$48,492	$184,807
Collection of subscription receivable	-	100	100
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$64,389	$48,592	$184,907

NET INCREASE (DECREASE) IN CASH	$(65,699)	$1,318	$31,182
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$96,881	$95,723	$-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,182	$97,041	$31,182

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

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

The transaction has been treated as a recapitalization of L3D and its subsidiaries, with Living 3D (the legal acquirer of L3D and its subsidiaries) considered the accounting acquiree, and L3D whose management took control of Living 3D (the legal acquiree of L3D) considered the accounting acquirer. The Company did not recognize goodwill or any intangible assets in connection with the transaction. All costs related to the transaction are being charged to operations as incurred. The 65,590,880 shares of common stock issued to the in conjunction with the Share Exchange have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The due to related party balances at September 30, 2012 and December 31, 2011 are $184,807 and $120,418, respectively, represent advances from Wong Jimmy Kent Lam, the Company’s CEO and principal shareholder, to support its operations. The advances are unsecured and non-interest bearing without terms and maturity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results to differ materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:

•	our lack of operating history results;

•	our ability to commence revenue operations;

•	our independent registered public accountants have expressed a going concern opinion;

•	our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms acceptable to us;

•	our ability to implement our business plan;

•	uncertainties regarding our ability to increase revenues and penetrate our market;

•	economic and general risks relating to business;

•	our ability to manage our costs of production;

•	our ability to protect our intellectual property through patents and other intellectual property protection;

•	our dependence on key personnel;

•	increased competition or our failure to compete successfully;

•	our ability to keep pace with technological advancements in our industry;

•	our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as required;

•	our nonpayment of dividends and lack of plans to pay dividends in the future;

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

We market our 3D technologies and products under our Living 3D brand in the People's Republic of China ("PRC").  Given sufficient capital, we plan to build our revenues by focusing on direct sales and sales to retail distributors in selected markets. The following discussion summarizes the material changes in our results of operations and our financial condition for the nine months ended September 30, 2012 and September 30, 2011.

Operating Results

For the Three Months Ended September 30, 2012 and 2011

The Statement of Operations is included in the Financial Statements attached to this report.  Please refer to this Statement of Operations.

Results From Operations

Revenues.  We had no revenues for the three months ended September 30, 2012 and September 30, 2011, respectively.  We are a development stage company and thus our revenues will fluctuate, and at times materially, from period to period.

Cost of Revenue.  We had no cost of revenue in the three months ended September 30, 2012 and September 30, 2011, respectively, because we had no revenues in the periods.

General and Administrative Expenses.   For the three months ended September 30, 2012 and September 30, 2011, general and administrative expenses were $189,065 and $4,877, respectively, an increase of $184,188.  The increase in such expenses is attributable principally to the fees accrued for our directors and officers and travel expenses to advance our business plan and the costs of being a public company.

Operating (Loss) or Operating Income.  For the three months ended September 30, 2012, the operating loss was $189,065 and for the same period ended September 30, 2011, the operating loss was $4,877, an increase of $184,188.  The increase in the operating loss between the periods is due to the higher level of general and administrative expenses discussed above.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended September 30, 2012 as we have fully reserved the asset until realization is more reasonably assured.

Net (Loss) or Net Income.  The net loss for the three months ended September 30, 2012 was $188,039 compared to the net loss for the three months ended September 30, 2011 of $4,845, an increase of $183,194.  This increase in net loss resulted from the increase in general and administrative expenses noted above.

For the Nine Months Ended September 30, 2012 and 2011

The Statement of Operations is included in the Financial Statements attached to this report.  Please refer to this Statement of Operations.

Results From Operations

Revenues.  For the nine months ended September 30, 2012 and September 30, 2011, revenues were $0 and $21,237, respectively, a decrease of $21,237.  The revenues for the nine months ended September 30, 2011 were derived from sales of 3D technology products manufactured by third parties.  The decrease in revenue is due to the fact that we did not undertake the same marketing efforts in the nine months ended September 30, 2012 as we did in the same period in 2011.  We are a development stage company and thus our revenues will fluctuate, and at times materially, from period to period.

Cost of Revenue.  Our cost of revenue declined to $-0- from $18,756 in the nine months ended September 30, 2012 compared to the same period in 2011.  This decline was due to the decrease in our revenues during the period.

General and Administrative Expenses.   For the nine months ended September 30, 2012 and September 30, 2011, general and administrative expenses were $480,218 and $65,817, respectively, an increase of $414,401.  The increase in such expenses is attributable principally to fees accrued for our directors and officers and travel expenses to advance our business plan and the costs of being a public company.

Operating (Loss) or Operating Income.  For the nine months ended September 30, 2012, the operating loss was $480,218 compared to $63,336 for the same period in 2011, an increase of $416,882.  The increase in the operating loss between the periods is due to the increase in general and administrative expenses discussed above and the decrease in revenues from the prior period.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the nine months ended September 30, 2012 because we have fully reserved the asset until realization is more reasonably assured.

Net (Loss) or Net Income.  The net loss for the nine months ended September 30, 2012 was $479,196 compared to $63,320 for the nine months ended September 30, 2011, an increase of $415,876.  This increase in net loss resulted from the increase in general and administrative expenses and decrease in revenues from the prior period.

Liquidity and Capital Resources, Going Concern

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of equity securities. We had loans payable to Jimmy Kent-Lam Wong, our CEO and majority shareholder, in an aggregate principal amount of $184,807 at September 30, 2012 that do not contain any restrictive covenants restricting our ability to issue additional debt or equity securities.

Our cash and cash equivalents as of September 30, 2012 and December 31, 2011 totaled $31,182 and $96,881, respectively, a decrease of $65,699.  This reflects an increase in our general and administrative expenses and payments of such items in the period.

Our cash flows from operating activities was $(130,088) for the nine months ended September 30, 2012 compared to $(47,274) for the same period in 2011, an increase of $82,814, due principally to the increase in general and administrative expenses.

Our cash from financing activities increased by $15,797, from $48,592 for the nine months ended September 30, 2011 to $64,389 for the nine months ended September 30, 2012, due principally to increased loans from our principal shareholder.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect, such controls.

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

Living 3D Holdings, Inc.

Date: November 14, 2012	/s/ Wong Jimmy Kent-Lam Name: Wong Jimmy Kent-Lam Title: Chief Executive Officer and Chairman of the Board of Directors

Date: November 14, 2012	/s/ Kin Wah Ngai Name: Kin Wah Ngai Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.