Form 10-K
period 2012-12-31
LIVING 3D HOLDINGS, INC.
filed 2013-04-15
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of June 30, 2012, the aggregate market value of the registrant's common equity held by non-affiliates computed by reference to the average of closing bid and ask prices ($0.375) of the registrant's most recently completed second fiscal quarter was: $5,031,720.

There were 69,703,480 shares of the registrant’s common stock issued and outstanding as of March 31, 2013.

Documents Incorporated by Reference:  None.

Form 10-K
Living 3D Holdings, Inc.
December 31, 2012

Table of Contents

Page

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	23

	Signature Page	24

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

Unless otherwise stated, we have translated balance sheet amounts with the exception of equity at December 31, 2012 and 2011 at HK Dollars 7.8 to US $1.00.  We have stated equity accounts at their historical rate.  The average translation rates applied to income statement accounts for the years ended December 31, 2012 and 2011 and the years ended December 31, 2012 and 2011 were at HK Dollars 7.8.  We make no representation that the HK Dollars or U.S. dollar amounts referred to in this current report could have been or could be converted into U.S. dollars or HK Dollars, as the case may be, at any particular rate or at all.

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

Part I

Item 1.                 Business.

Our business is focused on the marketing and sale of 3D image display devices designed and manufactured by third parties using original equipment manufacturer (OEM) parts.  We have concentrated on the markets for 3D touch pads, 3D indoor and outdoor light emitting diode (LED) displays and 3D televisions.  We believe that the market for touch pads, displays and televisions will grow more quickly in the immediate future than other 3D markets, although we can offer no assurances in this regard.  The products we market are based on "auto stereoscopic 3D" technology, or Auto 3D, which means that viewers are not required to wear 3D glasses in order to experience the 3D effects of the screen, and instant switching between two dimensional, or 2D, and 3D viewing is enabled.  We believe that this gives us a competitive advantage over other suppliers of 3D products requiring the use of a visor or glasses in order to experience a 3D effect.  While our sales to date have focused on customers utilizing our products in media and advertising, 3D display products are applicable in a wide range of industries, including entertainment, education, consumer electronics, medical diagnosis and scientific research.

Corporate History

Concrete Casting was incorporated on October 28, 1987 in the state of Nevada under the name Staco Incorporated.  It was organized for the purpose of conducting business as a transfer agent.  This business was unsuccessful as a transfer agent and became inactive.  The business remained inactive until November 30, 2001, when it acquired certain assets from Cordell Henrie, a sole proprietor doing business as "Concrete Casting" and he became its president.  Staco Incorporated changed its name to Concrete Casting Incorporated on January 17, 2002.  The assets acquired included drawings, plans and concepts regarding the design of replicas of antiquities to be cast in concrete and marketed to the U.S. landscaping market.  From such point through December 31, 2007, Concrete Casting's focused on concrete products though its emphasis changed from replicas of antiquities to construction applications, such as casted window wells and water features for landscaping use. Mr. Henrie eventually was no longer able to devote the time necessary to Concrete Casting’s product development and he resigned as an officer and a director as of December 31, 2007.  Because Concrete Casting's development in the concrete casting business was not sufficiently mature to make it commercially viable, the decision was made to shut down development of concrete products and discontinue those operations.

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

Upon the completion of the Stock Purchase and the Share Exchange, our business became that of L3D-BVI, our wholly-owned subsidiary. As prior to the Stock Purchase and the Share Exchange, the Company had no operating activities, the financial statements and Management Discussion and Analysis reflect the activity of L3D-BVI for all periods presented.  Upon the closing of the Stock Purchase and the Share Exchange, the shareholders of the Company retained an aggregate of 3,485,174 shares of common stock and the former L3D-BVI Shareholders acquired an aggregate of 66,218,306 shares of common stock, for a total of 69,703,480 shares of common stock issued and outstanding.  Accordingly, the former L3D-BVI Shareholders own approximately 95% of the Company's total issued and outstanding common stock.  The foregoing descriptions of the terms of the Stock Purchase Agreement and the Share Exchange Agreement are qualified in their entirety by reference to the provisions of such documents included as exhibits in our filings with the SEC.

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

Research and Development

We have not engaged in research and development activities since our inception.

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

Insurance

We do not carry any kind of product liability or other business insurance.

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

Employees

As of December 31, 2012, we had no full-time employees.

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
	High Close	Low Close
Year Ended December 31, 2012
1st Quarter	$0.51	$0.50
2nd Quarter	$0.50	$0.25
3rd Quarter	$0.25	$0.25
4th Quarter	$0.25	$0.25

Year Ended December 31, 2011
1st Quarter	$0.55	$0.51
2nd Quarter	$0.51	$0.50
3rd Quarter	$0.50	$0.50
4th Quarter	$0.51	$0.51

Holders of Common Stock

As of March 31, 2013, we had approximately 81 stockholders of record for our common stock.

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

As of March 31, 2013, the Company does not have in place any equity compensation plans.

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

None.

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

We market 3D technologies and products under our Living 3D brand in the PRC.  Given sufficient capital, we plan to build our revenues by focusing on direct sales and sales to retail distributors in selected markets. The following discussion summarizes the material changes in our results of operations and our financial condition for the years ended December 31, 2012 and December 31, 2011.

Operating Results

For the Years Ended December 31, 2012 and 2011

The Statement of Operations is included in the Financial Statements attached to this annual report.  Please refer to this Statement of Operations.

Results From Operations

Revenues.  For the years ended December 31, 2012 and December 31, 2011, revenues were $-0- and $21,237, respectively, a decrease of $21,237.  All of the revenues for the year December 31, 2011 were derived from sales of 3D technology products manufactured by third parties.  The decrease in revenue is due to the fact that we are a development stage company and did not undertake the same marketing efforts in 2012 as we did in 2011.

Cost of Revenue.  Our cost of revenue declined to $-0- from $18,756 in the years ended December 31, 2012 compared to the same period in 2011.  This decline was due to our lack of sales during the period.

General and Administrative Expenses.   For the years ended December 31, 2012 and December 31, 2011, general and administrative expenses were $615,279 and $121,127, respectively, an increase of $494,152.  The increase in such expenses is attributable principally to accrued salaries owed to our officers totaling $497,436 for their services in 2012.

Operating Loss.  For the years ended December 31, 2012, the operating loss was $615,279 and, for the same period ended December 31, 2011, the operating loss was $118,646, an increase of $496,633.  The increase of operating loss between the periods is due to the increase in general and administrative expenses discussed above and the decrease in revenues.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the years ended December 31, 2012 and 2011 as we have fully reserved the asset until realization is more reasonably assured.

Net Loss.  The net loss for the year ended December 31, 2012 was $614,252 and the net loss for the year ended December 31, 2011 was $118,693, an increase in the loss of $495,559.  This increase was due to an increase in general and administrative expenses and lack of revenues.

Liquidity and Capital Resources.  Cash and equivalents as of December 31, 2012 and December 31, 2011 totaled $24,857 and $96,881, respectively, a decrease of $72,024.  The decrease is attributable to funds used in operating activities, which is partially offset by additional related party loans made to us by Mr. Wong, our CEO and a principal shareholder.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  We had loans payable to Jimmy Kent-Lam Wong, our CEO and majority shareholder, in an aggregate principal amount of $184,807 at December 31, 2012 that do not contain any restrictive covenants restricting our ability to our issue additional debt or equity securities.  We also financed operations by increasing our payables and liabilities to $534,355 in 2012 from $56,515 in 2011.  This increase is due principally to salaries accrued for the services of our officers in 2012.  Such salaries are payable only after we have shown our ability to operate on a profitable basis for a period of time, in the judgment of the Board of Directors.

Our cash and cash equivalents decreased by $72,024, from $96,881 at December 31, 2011 to $24,857 at  December 31, 2012, due principally to our lack of revenues and increase in expenses.

Our cash from financing activities increased by $15,797, from $48,592 at December 31, 2011 to $64,389 at December 31, 2012, due principally to increased loans from our principal shareholder.

We will require substantial additional capital to develop a market for 3D products and implement our business plan.  In the future, we plan to pursue financing from private investors and institutions in and outside the PRC rather than rely on advances from our principal shareholder.  We do not have any commitments for additional financing. Such new financing could include equity, which may be dilutive to our shareholders, or debt, which would likely restrict our ability to borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to the rights of our current shareholders.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at December 31, 2012.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. Also see Note 2(J) to our audited consolidated financial statements included elsewhere in this report.

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

Item 9.                                Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                      Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on his evaluation as of December 31, 2012, the end of the period covered by this annual report on Form 10-K, he concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this annual report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of our annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, such controls.

Item 9B.                      Other Information.

None.

PART III

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

Name	Age	Position
Jimmy Kent-Lam Wong	42	Chairman of the Board of Directors and Chief Executive Officer
Chang Li	55	Chief Technology Officer and Director
Kin Wah Ngai	59	Chief Financial Officer, Secretary and Director

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

Kin Wah Ngai, Chief Financial Officer, Secretary and Director.  Mr. Ngai has served as our Chief Financial Officer and a member of the Board of Directors since 2008.  From 2004 to the present, Mr. Ngai has been the chairman of Hong Kong Commercial Management Limited, a business trading company.  He plans to devote approximately 50% of his time to our business.  Mr. Ngai  received his B.A. from Soochow University of Taiwan.  Mr. Ngai holds no public company directorships other than with the Company and currently and for the previous five years.  The Company believes that Mr. Ngai’s entrepreneurial, financial and business expertise and his experience with 3D technology companies and his role as Chief Financial Officer provide him the qualifications and skills to serve as a Director.

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

Board of Directors and Committee Meetings

Our Board of Directors held two meetings during the fiscal year ended December 31, 2012.  In addition, our Board of Directors acted by unanimous written consent during fiscal year ended December 31, 2012.  Each of our directors attended 100% of the meetings of the Board of Directors and the committees on which they served in the fiscal year ended December 31, 2012. Our directors are expected, absent exceptional circumstances, to attend all Board meetings and meetings of any committees on which they serve.

Committees of the Board of Directors

We do not have Audit, Compensation or  Nominating and Governance Committees. Our full Board of Directors discharges the duties that such committees would normally have. We do not have such committees because of our stage of development and because our Board of Directors consists of only four members.  Mr. Wong is our Chairman of the Board of Directors.

Our full Board is comprised of three Directors, none of whom is independent, as defined by the rules and regulations of the Securities and Exchange Commission. The members of our Board of Directors are Jimmy Kent-Lam Wong, Chang Li and Kin Wah Ngai.  The Board of Directors determined that Mr. Ngai qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission.  He is not independent, as noted above; however, we do not believe that independence is required at this juncture given our early stage of development and lack of significant operations.  We intend to have an independent person in this role as we grow and become operational.

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

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2012, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with MaloneBailey, LLP, our independent registered public accounting firm for fiscal year 2012, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant to Statement on Auditing Standards No. 114 (Communications with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board also has received the written disclosures and the letter from MaloneBailey, LLP  required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with MaloneBailey, LLP any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm’s independence.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2012 be included in our annual report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the Securities and Exchange Commission.

Director Independence

The members of our Board of Directors are Jimmy Kent-Lam Wong, Chang Li and Kin Wah Ngai.  None of these persons is considered “independent” in accordance with rule 5605(a)(2) of the NASDAQ Marketplace Rules.  We are currently traded on the OTC Bulletin Board, which does not require that a majority of the board be independent.  If we ever become an issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2012.

Item 11.	Executive Compensation.

The table below sets forth all cash compensation paid or proposed to be paid by the Company to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal years ended December 31, 2012 and 2011.

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation ($) (i)	Total ($) (j)
Jimmy Kent-Lam Wong, CEO and Chairman of the Board	2012 2011	153,846	- -	- -	- -	- -	- -	- -
Chang Li, Chief Technology Officer and Director	2012 2011	130,769	- -	- -	- -	- -	- -	- -
Kin Wah Ngai, CFO, Secretary and Director	2012 2011	130,769	- -	- -	- -	- -	- -	- -
Lin Su, Former Secretary and Director	2012(1) 2011	82,052	- -	- -	- -	- -	- -	- -

  (1)  Such salaries have accrued and are payable only after we have shown our ability to operate on a profitable basis for a period of time in the judgment of the Board of Directors

(2)  Resigned as a director and officer effective  August 31, 2012.

As noted in the Executive Compensation table above, Messrs. Wong, Ngai, and Li received no compensation for their services in 2012 and 2011; however, we accrued the salaries shown for each of them in 2012 for their services.  Such salaries are payable only after we have shown our ability to operate on a profitable basis for a period of time, in the judgment of the Board of Directors

Compensation Policy.  Our executive compensation plan is based on attracting and retaining qualified professionals who possess the skills and leadership necessary to enable us to achieve earnings and profitability growth to satisfy our stockholders.  We must, therefore, create incentives for these executives to achieve both our and their individual performance objectives through the use of performance-based compensation programs.

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

Outstanding Equity Awards at Fiscal Year-End

The Company did not issue any options or stock awards to any of our officers, directors or employees in 2012 and 2011.

Stock Option Plan

Our board of directors has not adopted a stock option plan.

Compensation of Directors

In 2012, our directors received no compensation for serving as members of our Board of Directors.  Any non-employee directors are reimbursed for their out-of-pocket costs in attending the meetings of the Board of Directors.

As noted in the Executive Compensation table above, Messrs. Wong, Ngai, and Li accrued salaries for their services as officers 2012 totaling $497,436.  Such salaries are payable only after we have shown our ability to operate on a profitable basis for a period of time, in the judgment of the Board of Directors

Outstanding Equity Awards at Fiscal Year-End

		Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (b)	Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Jimmy Kent-Lam Wong, CEO and Chairman of the Board	No outstanding equity awards.
Chang Li, Chief Technology Officer and Director	No outstanding equity awards.
Kin Wah Ngai, CFO, Secretary and Director	No outstanding equity awards.
Lin Su, Secretary and Director(1)	No outstanding equity awards.

(1)  Lin Su resigned as an officer and director effective August 31, 2012.

The table above indicates that no options were granted to directors and officers in fiscal 2012.

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

Item 12.                      Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our common stock beneficially owned on March 31, 2013 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.  Unless otherwise indicated, each person in the table has sole voting and investment power with respect to the shares shown.  The table assumes a total of 69,703,480 shares of our common stock outstanding as of March 31, 2013.

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership(2)	Percent of common stock(3)
Jimmy Kent-Lam Wong, Chairman of the Board of Directors and Chief Executive Officer	46,352,814	66.50%
Chang Li, Chief Technology Officer and Director	6,621,831	9.50%
Kin Wah Ngai, Chief Financial Officer and Director	3,310,915	4.75%
5% holders:
June Yon Mon	7,284,014	10.45%

All executive officers and directors as a group (three persons)	56,285,560	80.1%

(1)	The address of these persons is 25 Camelia Avenue, San Francisco, California 94112.

(2)	The foregoing beneficial owners hold investment and voting power in their shares.

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

Advances from Related Parties.  Jimmy Kent-Lam Wong had advanced $184,807 to us through December 31, 2012 to provide us with working capital.  Such advances are not represented by promissory notes and do not bear interest.  The advances are due on demand and are reflected by entries on our books.

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

Item 14.                      Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by MaloneBailey, LLP for professional services for the fiscal years ended December 31, 2012 and December 31, 2011:

Fee Category:	Fiscal 2012 Fees	Fiscal 2011 Fees
Audit Fees………………………..	$10,000	$6,000
Audit-Related Fees……………….	-	$2,080
Tax Fees………………………….	-	$770
All Other Fees……………………	-	-
Total Fees……………….…..	$10,000	$8,850

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

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2012 and 2011, there were no fees related to this category.

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

The audit report of MaloneBailey, LLP on the financial statements of the Company for the year ended December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding the Company's ability to continue as a going concern.  The audit report for the year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

During our fiscal years ended December 31, 2012 and 2011, there were no disagreements with MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to MaloneBailey, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2012 and 2011, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

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
Exhibit 2.2 to the Company's Form 8-K, filed December 14, 2011.
3.1	Amended and Restated Articles of Incorporation of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated), a Nevada corporation, dated July 1, 2010.	Exhibit 3.1 to the Company's Form 8-K, filed December 14, 2011.
3.2	Memorandum and Articles of Association of Living 3D Holdings Ltd, a British Virgin Islands corporation, dated June 23, 2008.	Exhibit 3.2 to the Company's Form 8-K, filed December 14, 2011.
3.3	Amended and Restated Bylaws of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated).	Exhibit 3.3 to the Company's Form 8-K, filed December 14, 2011.
4.1	Form of Common Stock Certificate of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated).	Exhibit 4.1 to the Company's Form 8-K, filed December 14, 2011.
14.1	Code of Ethics and Conduct.	Exhibit 14.1 to the Company's Form 10-K filed April 16, 2012.
21.1	List of subsidiaries of the Company.	Exhibit 21.1 to the Company's Form 8-K, filed December 14, 2011.
23.1	Consent of MaloneBailey, LLP.	Filed herewith.
31.1	Certification of Wong Jimmy Kent-Lam, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Kin Wah Ngai, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Wong Jimmy Kent-Lam, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Kin Wah Ngai, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
99.1	Audited Financial Statements of Living 3D Holdings, Inc. as of December 31, 2012 and 2011.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Calculation Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.	Filed herewith.

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

 Date:  April 15, 2013
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

Signature and Title	Date
/s/ Wong Jimmy Kent-Lam Wong Jimmy Kent-Lam Chairman of the Board of Directors and Chief Executive Officer	April 15, 2013

/s/ Chang Li Chang Li Chief Technology Officer and Director	April 15, 2013

/s/ Kin Wah Ngai Kin Wah Ngai Chief Financial Officer, Secretary and Director	April 15, 2013