Form 10-Q
period 2013-03-31
LIVING 3D HOLDINGS, INC.
filed 2013-05-15
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

XX	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-53643

Living 3D Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-87-0451230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Non-accelerated filer ☐  (Do not check if a smaller reporting company)                                                                                                                     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at May __, 2013
Common Stock, $.001 par value	69,703,480

QB\144058.00004\21097247.4

	Form 10-Q Living 3D Holdings, Inc. March 31, 2013 Table of Contents
PART I – FINANCIAL INFORMATION Page
Item 1.	Financial Statements.
	Consolidated Balance Sheets—As of March 31, 2013 (Unaudited) and December 31, 2012.	1
	Consolidated Statements of Operations (Unaudited)—for the three months ended March 31, 2013 and 2012 and from June 23, 2008 (inception) to March 31, 2013.	2
	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2012 and the three months ended March 31, 2013 and from June 23, 2008 (inception) to March 31, 2013 (Unaudited).	3
	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012 and from June 23, 2008 (inception) to March 31, 2013.	4
	Notes to Consolidated Financial Statements (Unaudited).	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10
Item 4.	Controls and Procedures.	10
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	10
Item 1A.	Risk Factors.	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	10
Item 3.	Defaults Upon Senior Securities.	10
Item 4.	Mine Safety Disclosures.	10
Item 5.	Other Information.	10
Item 6.	Exhibits.	11

Signatures
Exhibits
Certifications

QB\144058.00004\21097247.4

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Stated in US dollars)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$35,711	$24,857
Other current assets	33	33
Total Current Assets	35,744	24,890

TOTAL ASSETS	$35,744	$24,890

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$18,756	$18,756
Accrued liabilities and other payable	632,769	534,355
Due to related party	206,852	184,807
Total Current Liabilities	858,377	737,918
TOTAL LIABILITIES	$858,377	$737,918

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 90,000,000 shares authorized, 69,703,480 shares issued and outstanding at March 31, 2013 and December 31, 2012	69,704	69,704
Additional paid-in capital	(69,604)	(69,604)
Earnings (deficit) accumulated during the development stage	(822,733)	(713,128)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(822,633)	(713,028)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$35,744	24,890

The accompanying notes are an integrated part of these unaudited consolidated financial statements

QB\144058.00004\21097247.4

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
(Stated in US dollars)

	For The Three Months Ended March 31,		From Inception (June 23, 2008) Through March 31,
	2013	2012	2013

Revenue	$6,104	$-	$164,896
Cost of revenue	5,548	-	124,301
Gross profit	556	-	40,595

Operating expenses
General and administrative expenses	110,067	141,862	864,345
Total operating expenses	110,067	141,862	864,345

Income (loss) from operations	(109,511)	(141,862)	(823,750)
Other income (expense)	(94)	(83)	1,017
Net Income (Loss)	$(109,605)	$(141,945)	(822,733)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)
Weighted Average Common Shares; Basic and Diluted	69,703,480	69,703,480

The accompanying notes are an integrated part of these unaudited consolidated financial statements

QB\144058.00004\21097247.4

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders’ Equity (Deficit)
(Stated in US dollars)
			Additional	Earnings (Deficit)	Total
	Common Stock		Paid-in	Accumulated During the	Shareholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)
Balance as of June 23, 2008 (Date of Inception)	-	$-	$-	$-	$-
Issuance of common stock	62,590,880	62,591	(62,591)	-	-
Net loss for the period				(897)	(897)
Balance as of December 31, 2008	62,590,880	$62,591	$(62,591)	$(897)	$(897)
Net loss for the year	-	-	-	(3,200)	(3,200)
Balance as of December 31, 2009	62,590,880	$62,591	$(62,591)	$(4,097)	$(4,097)
Net income for the year	-	-	-	23,914	23,914
Balance as of December 31, 2010	62,590,880	$62,591	$(62,591)	$19,817	$19,817
Shares issued in reverse merger	7,112,600	7,113	(7,113)	-	-
Subscription receivable collected	-	-	100	-	100
Net loss for the year	-	-	-	(118,693)	(118,693)
Balance as of December 31, 2011	69,703,480	$69,704	$(69,604)	$(98,876)	$(98,776)
Net loss for the year	-	-	-	(614,252)	(614,252)
Balance as of December 31, 2012	69,703,480	69,704	(69,604)	$(713,128)	$(713,028)
Net loss for the quarter	-	-	-	(109,605)	(109,605)
Balance as of March 31, 2013 (Unaudited)	69,703,480	$69,704	$(69,604)	$(822,733)	$(822,633)
The accompanying notes are an integrated part of these unaudited consolidated financial statements

QB\144058.00004\21097247.4

Living 3D Holdings Inc
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
(Stated in US dollars)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	From Inception (June 23, 2008) Through March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(109,605)	$(141,945)	$(822,733)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:	-	-	-
Changes in operating assets and liabilities:
Other current assets	-	-	(33)
Accounts payable	-	(1)	18,756
Accrued liabilities and other payable	98,414	79,404	632,769
CASH USED IN OPERATING ACTIVITIES	(11,191)	(62,542)	(171,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	22,045	64,389	206,852
Collection of subscription receivable	-	-	100
CASH PROVIDED BY FINANCING ACTIVITIES	22,045	64,389	206,952

NET INCREASE (DECREASE) IN CASH	10,854	1,847	35,711
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$24,857	$96,881	$-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,711	$98,728	$35,711

The accompanying notes are an integrated part of these unaudited consolidated financial statements

QB\144058.00004\21097247.4

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

On December 8, 2011, L3D entered into a share exchange agreement (the "Share Exchange") with Living 3D Holdings, Inc. (formerly AirWare International Corp and formerly Concrete Casting Incorporated), a company incorporated in the State of Nevada on October 29, 1987.  Under the Exchange Agreement Living 3D Holdings, Inc. ("Living 3D" or the “Company”) issued an aggregate of 62,590,880 shares of its common stock to the shareholders of the Company in exchange for all of the issued and outstanding securities of L3D. The Share Exchange closed on December 8, 2011. As a result of the Share Exchange, L3D became the Company’s wholly-owned subsidiary.

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

The accompanying unaudited interim financial statements of Living 3D Holdings, Inc. have been prepared in according with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with SEC on Form 10-K. In the option of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2012, as reported in Form 10-K, have been omitted.

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. The Company is primarily funded by Wong Jimmy Kent Lam, the Company’s Chief Executive Officer ("CEO") and principal owner. The Company will have to raise additional capital, including possibly through the sale of equity securities, to support its operation and expansion.

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The due to related party balances at March 31, 2013 and December 31, 2012 are $206,852 and $184,807, respectively, represents advances from Wong Jimmy Kent Lam, the Company’s CEO and principal owner to support the Company’s operation. These advances are unsecured and non-interest bearing without terms and a maturity date.

QB\144058.00004\21097247.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report on Form 10-Q for the three months ended March 31, 2013 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

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

The following discussion summarizes the material changes in our results of operations and our financial condition for the three months ended March 31, 2013 and March 31, 2012.

Operating Results

For the Three Months Ended March 31, 2013 and 2012

The Statement of Operations is included in the Financial Statements attached to this report.  Please refer to this Statement of Operations.

Results From Operations

Revenues.  For the three months ended March 31, 2013 and March 31, 2012, revenues were $6,104 and $-0-, respectively, an increase of $6,104.  The revenues for the three months ended March 31, 2013 were derived from sales of 3D technology products manufactured by third parties.  The increase in revenue is due to an increase in product sales in the quarter over the comparable period.

Cost of Revenue.  Our cost of revenue increased to $5,548 from $-0- in the three months ended March 31, 2013 compared to the same period in 2012.  This increase was due to our increase in sales in the current period.

Gross Profit.  For the three months ended March 31, 2013, the gross profit was $556 compared with $-0- for the same period in 2012.  The increase was due to revenues generated during the current period and no revenues in the comparable period.

General and Administrative Expenses.   For the three months ended March 31, 2013 and March 31, 2012, general and administrative expenses were $110,067 and $141,862, respectively, a decrease of $31,795.  The decrease in such expenses is primarily attributable to the decrease in officers' compensation accrued due to the resignation of an officer in 2012.

Operating (Loss) or Operating Income.  For the three months ended March 31, 2013, the operating loss was ($109,511) compared with an operating loss of ($141,862) for the period ended March 31, 2012, a decrease of $32,351.  The decrease is primarily due to the decrease in general and administrative expenses discussed above.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended March 31, 2013 as we have fully reserved the asset until realization is more reasonably assured.

Net (Loss) or Net Income.  The net loss for the three months ended March 31, 2013 was ($109,605) and the net loss for the three months ended March 31, 2012 was ($141,945), a decrease of $32,340.  This decrease was mainly resulted from the decrease in general and administrative expenses.

Liquidity and Capital Resources.  Cash and equivalents at March 31, 2013 and December 31, 2012 totaled $35,711 and $24,857, respectively, an increase of $10,854.  This reflects an increase in related party loans made to us by Mr. Wong, our CEO and a principal shareholder over the prior quarter.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of equity securities. We had loans payable to Jimmy Kent-Lam Wong, our CEO and majority shareholder, in an aggregate principal amount of $206,852 at March 31, 2013 that do not contain any restrictive covenants restricting our ability to issue additional debt or equity securities.  We also financed operations by increasing our payables and liabilities due to third parties to $632,769 at March 31, 2013 from $534,355 at December 31, 2012, an increase of $98,414.  The increase is due principally to salaries accrued for the services of our officers in the first quarter of 2013.  Such salaries are payable only after we have demonstrated our ability to operate on a profitable basis for a period of time, in the judgment of the Board of Directors.

Our cash flows used for operating activities decreased by $51,351, from $62,542 at March 31, 2012 to $11,191 at March 31, 2013, due principally to the reduction in our general and administrative expenses.

Cash and equivalents as of March 31, 2013 and March 31, 2012 totaled $35,711 and $98,728, respectively, a decrease of $63,017, primarily due to a decrease in beginning cash balance.  This also contributed to a decrease in related party loans made to us by Mr. Wong, our CEO and a principal shareholder.

Our cash from financing activities decreased by $42,344, from $64,389 at March 31, 2012 to $22,045 at March 31, 2013, due principally to a decrease in loans from our principal shareholder.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at March 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect, such controls.

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

QB\144058.00004\21097247.4

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

QB\144058.00004\21097247.4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Living 3D Holdings, Inc.

Date: May 15, 2013	/s/ Wong Jimmy Kent-Lam Name: Wong Jimmy Kent-Lam Title: Chief Executive Officer and Chairman of the Board of Directors

Date: May 15, 2013	/s/ Kin Wah Ngai Name: Kin Wah Ngai Title: Chief Financial Officer and Director

QB\144058.00004\21097247.4

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QB\144058.00004\21097247.4

Exhibit 31.1