Form 10-Q
period 2013-06-30
LIVING 3D HOLDINGS, INC.
filed 2013-08-19
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

XX	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-53643

Living 3D Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-87-0451230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

109 Lafayette Street, Suite 802 New York, New York 10013
(Address of principal executive offices)
(212) 925-4759
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at August 12, 2013
Common Stock, $.001 par value	69,703,480

	Form 10-Q Living 3D Holdings, Inc. June 30, 2013 Table of Contents
PART I – FINANCIAL INFORMATION Page
Item 1.	Financial Statements.
	Consolidated Balance Sheets—As of June 30, 2013 (Unaudited) and December 31, 2012.	1
	Consolidated Statements of Operations (Unaudited)—for the three and six months ended June 30, 2013 and 2012 and from June 23, 2008 (inception) to June 30, 2013.	2
	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2012 and the six months ended June 30, 2013 and from June 23, 2008 (inception) to June 30, 2013 (Unaudited).	3
	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and 2012 and from June 23, 2008 (inception) to June 30, 2013.	4
	Notes to Consolidated Financial Statements (Unaudited).	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11
Item 4.	Controls and Procedures.	11
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	12
Item 1A.	Risk Factors.	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12
Item 3.	Defaults Upon Senior Securities.	12
Item 4.	Mine Safety Disclosures.	12
Item 5.	Other Information.	12
Item 6.	Exhibits.	12

Signatures
Exhibits
Certifications

QB\144058.00004\22110152.5

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets (Unaudited)
(Stated in US dollars)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,431	$24,857
Other current assets	57	33
Total Current Assets	16,488	24,890

TOTAL ASSETS	$16,488	$24,890

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$18,756	$18,756
Accrued liabilities and other payable	709,001	534,355
Due to related party	236,789	184,807
Total Current Liabilities	964,546	737,918
TOTAL LIABILITIES	$964,546	$737,918

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 90,000,000 shares authorized, 69,703,480 shares issued and outstanding at June 30, 2013 and December 31, 2012	69,704	69,704
Additional paid-in capital	(69,604)	(69,604)
Earnings (deficit) accumulated during the development stage	(948,158)	(713,128)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(948,058)	(713,028)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$16,488	24,890

The accompanying notes are an integrated part of these unaudited consolidated financial statements

QB\144058.00004\22110152.5

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
(Stated in US dollars)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,		From Inception (June 23, 2008) Through June 30,
	2013	2012	2013	2012	2013
Revenue	$-	$-	$6,104	$-	$164,896
Cost of revenue	-	-	5,548	-	124,301
Gross profit	-	-	556	-	40,595

Operating expenses
General and administrative expenses	125,457	149,291	235,524	291,153	989,802
Total operating expenses	125,457	149,291	235,524	291,153	989,802
Income (loss) from operations	(125,457)	(149,291)	(234,968)	(291,153)	(949,207)
Other income (expense)	32	87	(62)	4	1,049
Net Income (Loss)	$(125,425)	$(149,204)	(235,030)	$(291,149)	$(948,158)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares; Basic and Diluted	69,703,480	69,703,480	69,703,480	69,703,480

The accompanying notes are an integrated part of these unaudited consolidated financial statements

QB\144058.00004\22110152.5

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders’ Equity (Deficit)
(Stated in US dollars)
			Additional	Earnings (Deficit)	Total
	Common Stock		Paid-in	Accumulated During the	Shareholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)
Balance as of June 23, 2008 (Date of Inception)	-	$-	$-	$-	$-
Issuance of common stock	62,590,880	62,591	(62,591)	-	-
Net loss for the period				(897)	(897)
Balance as of December 31, 2008	62,590,880	$62,591	$(62,591)	$(897)	$(897)
Net loss for the year	-	-	-	(3,200)	(3,200)
Balance as of December 31, 2009	62,590,880	$62,591	$(62,591)	$(4,097)	$(4,097)
Net income for the year	-	-	-	23,914	23,914
Balance as of December 31, 2010	62,590,880	$62,591	$(62,591)	$19,817	$19,817
Shares issued in reverse merger	7,112,600	7,113	(7,113)	-	-
Subscription receivable collected	-	-	100	-	100
Net loss for the year	-	-	-	(118,693)	(118,693)
Balance as of December 31, 2011	69,703,480	$69,704	$(69,604)	$(98,876)	$(98,776)
Net loss for the year	-	-	-	(614,252)	(614,252)
Balance as of December 31, 2012	69,703,480	69,704	(69,604)	$(713,128)	$(713,028)
Net loss for the quarter	-	-	-	(235,030)	(235,030)
Balance as of June 30, 2013 (Unaudited)	69,703,480	$69,704	$(69,604)	$(948,158)	$(948,058)

QB\144058.00004\22110152.5

Living 3D Holdings Inc
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
(Stated in US dollars)

			From Inception
	Six Months Ended	Six Months Ended	(June 23, 2008)
	June 30,	June 30,	Through June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(235,030)	$(291,149)	$(948,158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Other current assets	(24)	-	(57)
Accounts payable	-	(1)	18,756
Accrued liabilities and other payable	174,646	214,109	709,001
CASH USED IN OPERATING ACTIVITIES	(60,408)	(77,041)	(220,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	51,982	64,389	236,789
Collection of subscription receivable	-	-	100
CASH PROVIDED BY FINANCING ACTIVITIES	51,982	64,389	236,889

NET INCREASE (DECREASE) IN CASH	(8,426)	(12,652)	16,431
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$24,857	$96,881	$-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,431	$84,229	$16,431

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integrated part of these unaudited consolidated financial statements

QB\144058.00004\22110152.5

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

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. The Company is primarily funded by Jimmy Kent-Lam Wong, the Company’s Chief Executive Officer ("CEO") and principal owner. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The due to related party balances at June 30, 2013 and December 31, 2012 are $236,789 and $184,807, respectively. The balances represent advances from Jimmy Kent-Lam Wong, the Company’s CEO and principal owner, to support the Company’s operation. They are unsecured and non-interest bearing without terms and a maturity date.

NOTE 5 - ACCRUED LIABILITIES AND OTHER PAYABLES

Of the $709,001 of accrued liabilities and other payables shown at June 30, 2013, $705,128 is owed to the Company's directors and officers as accrued but unpaid compensation. The Board of Directors has determined that such amounts will be paid in cash, to the extent to which the Company is able to do, and  only after the Board has determined that the Company is able to operate on a profitable basis, in its sole judgment.

NOTE 6 – SUBSEQUENT EVENT

On June 18, 2013, Living 3D (Hong Kong) Limited ("L3D-HK") entered into an agreement with China 3D Industrial Park Company Limited, a Chinese corporation ("China 3D"), and Tianjin 3D Technology Company Limited, a Chinese corporation ("Tianjin 3D"), to form a joint venture company, 3D Science & Cultural Products International Exchange Center. The principal activities of the joint venture company will be the provision of a platform for the exhibition and trading of 3D products and the transfer of 3D technology.

The total capital of 3D Science & Cultural Products International Exchange Center will be RMB 10,000,000 (approximately US $1.6 million).  L3D-HK and China 3D have each committed to contribute RMB 4,500,000 (approximately US $0.7 million) of such amount and each will own 45% of the joint venture.  L3D-HK and China 3D are to make their respective capital contributions as follows: RMB 1,500,000 (approximately US $0.24 million) on or before July 31, 2013; RMB 1,500,000 (approximately US $0.24 million) on or before December 31, 2013; RMB 1,500,000 (approximately US $0.24 million) on or before May 31, 2014.  Neither L3D-HK nor China 3D made its capital contribution of RMB 1,500,000 (approximately US $0.24 million) that was due on July 31, 2013 yet. Tianjin 3D will contribute certain assets valued at RMB 1,000,000 (approximately 0.2 million) for its equity interest of 10% in the joint venture.

Jimmy Kent-Lam Wong, the Company's CEO, a director and principal shareholder, is also one of  two directors of China 3D and through his affiliates owns a 50% interest in China 3D.  Chang Li, the Company's Chief Technology Officer and a director, is the second director of China 3D.  Additionally, Chang Li is the sole director and shareholder of Tianjin 3D, which also owns a 50% interest in China 3D.

QB\144058.00004\22110152.5

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

Factors that could cause or contribute to our actual results to differ materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our short operating history, lack of revenue and history of losses; (ii) our independent registered public accountants have expressed a going concern opinion; (iii) our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms acceptable to us; (iv) our ability to implement our business plan; (v) uncertainties regarding our ability to generate revenues and penetrate our market; (vi) economic and general risks relating to business; (vii) our ability to manage our costs of production; (viii) our ability to protect our intellectual property through patents and other intellectual property protection; (ix) our dependence on key personnel; (x) increased competition or our failure to compete successfully; (xi) our ability to keep pace with technological advancements in our industry; (xii) our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as required; (xiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, if it trades, lower our value and make it more difficult for us to raise capital; (xv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xvi) our ability to have our common stock trade in an active public market; (xvii) the price of our stock, if it trades, is likely to be highly volatile because of several factors, including a relatively limited public float; and (xviii) indemnification of our officers and directors.

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

Recent Development.  On June 18, 2013, Living 3D (Hong Kong) Limited ("L3D-HK") entered into an agreement with China 3D Industrial Park Company Limited, a Chinese corporation ("China 3D"), and Tianjin 3D Technology Company Limited, a Chinese corporation ("Tianjin 3D"), to form a joint venture company, 3D Science & Cultural Products International Exchange Center. The principal activities of the joint venture company will be the provision of a platform for the exhibition and trading of 3D products and the transfer of 3D technology.

The total capital of 3D Science & Cultural Products International Exchange Center will be RMB 10,000,000 (approximately US $1.6 million).  L3D-HK and China 3D have each committed to contribute RMB 4,500,000 (approximately US $0.7 million) of such amount and each will own 45% of the joint venture.  L3D-HK and China 3D are to make their respective capital contributions as follows: RMB 1,500,000 (approximately US $0.24 million) on or before July 31, 2013; RMB 1,500,000 (approximately US $0.24 million) on or before December 31, 2013; and RMB 1,500,000 (approximately US $0.24 million) on or before May 31, 2014. Neither L3D-HK nor China 3D made its capital contribution of RMB 1,500,000 that was due on July 31, 2013 yet. Tianjin 3D will contribute certain assets valued at RMB 1,000,000 (approximately US $0.16 million) for its equity interest of 10% in the joint venture.

Jimmy Kent-Lam Wong, the Company's CEO, a director and principal shareholder, is also one of  two directors of China 3D and through his affiliates owns a 50% interest in China 3D.  Chang Li, the Company's Chief Technology Officer and a director, is the second director of China 3D.  Additionally, Chang Li is the sole director and shareholder of Tianjin 3D, which also owns a 50% interest in China 3D.

The following discussion summarizes the material changes in our results of operations and our financial condition for the three and six months ended June 30, 2013 and June 30, 2012.  The Statement of Operations is included in the Financial Statements attached to this report.  Please refer to the Statement of Operations.

Results of Operations for the three months ended June 30, 2013 and 2012

Results of Operations

Revenues.  For the three months ended June 30, 2013 and June 30, 2012, the Company had no revenues.

Cost of Revenue.  There was no cost of revenue in the three months ended June 30, 2013 and June 30, 2012, because the Company had no revenues in such periods.

Gross Profit.  For the three months ended June 30, 2013 and June 30, 2012, the Company had no gross profits due to the lack of revenues.

General and Administrative Expenses.   For the three months ended June 30, 2013 and June 30, 2012, general and administrative expenses were $125,457 and $149,291, respectively, a decrease of $23,834.  The decrease in such expenses is primarily attributable to the decrease in officers' compensation accrued due to the effect in 2013 of the resignation of an officer in 2012.

Operating (Loss) or Operating Income.  For the three months ended June 30, 2013, the operating loss was ($125,457) compared with an operating loss of ($149,291) for the period ended June 30, 2012, a decrease of $23,834.  The decrease is primarily due to the decrease in general and administrative expenses discussed above.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended June 30, 2013 as we have fully reserved the asset until realization is more reasonably assured.

Net (Loss) or Net Income.  The net loss for the three months ended June 30, 2013 was ($125,425) and the net loss for the three months ended June 30, 2012 was ($149,204), a decrease of $23,779.  This decrease was mainly resulted from the decrease in general and administrative expenses.

Liquidity and Capital Resources.  Cash and equivalents at June 30, 2013 and December 31, 2012 totaled $16,431 and $24,857, respectively, a decrease of $8,426.  This is primarily due to payments for various expenses. The decrease was offset by the financing provided by Jimmy Kent-Lam Wong, our CEO and majority shareholder.

Results of Operations for the six months ended June 30, 2013 and 2012

Results of Operations

Revenues.  For the six months ended June 30, 2013 and June 30, 2012, revenues were $6,104 and $-0-, respectively, an increase of $6,104.  The revenues for the six months ended June 30, 2013 were derived from sales of 3D technology products manufactured by third parties.  The increase in revenue is due to a lack of sales for the first six months of 2012 compared with product sales generated in the six months ended June 30, 2013.

Cost of Revenue.  The Company's cost of revenue increased to $5,548 from $-0-, in the six months ended June 30, 2013 compared to the same period in 2012.  This increase was due to the increase in sales in the current period.

Gross Profit.  For the six months ended June 30, 2013, the gross profit was $556 compared with $-0- for the same period in 2012.  The increase was because to the Company had no revenues in the 2012 period and generated revenues during the current period.

General and Administrative Expenses.   For the six months ended June 30, 2013 and June 30, 2012, general and administrative expenses were $235,524 and $291,153, respectively, a decrease of $55,629.  The decrease in such expenses is primarily attributable to the decrease in accrued officers' compensation because of the resignation of an officer in 2012.

Operating (Loss) or Operating Income.  For the six months ended June 30, 2013, the operating loss was ($234,968) compared with an operating loss of ($291,153) for the comparable period in 2012, a decrease of $56,185.  The reduction in operating loss is primarily due to the decrease in general and administrative expenses discussed above.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the six months ended June 30, 2013 as we have fully reserved the asset until realization is more reasonably assured.

Net (Loss) or Net Income.  The net loss for the six months ended June 30, 2013 was ($235,030) compared with a loss for the six months ended June 30, 2012 of ($291,149), a decrease of $56,119.  This decrease was mainly resulted from the decrease in general and administrative expenses.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of equity securities. We had loans payable to Jimmy Kent-Lam Wong, our CEO and majority shareholder, in an aggregate principal amount of $236,789 at June 30, 2013 that do not contain any restrictive covenants restricting our ability to issue additional debt or equity securities.  We also financed operations by increasing our payables and liabilities due to third parties to $709,001 at June 30, 2013 from $534,355 at December 31, 2012, an increase of $174,646.  The increase is due principally to salaries accrued for the services of our officers in the first half of 2013.  Such salaries are payable only after we have demonstrated our ability to operate on a profitable basis for a period of time, in the judgment of the Board of Directors.

Our cash flows used for operating activities decreased by $16,633 from $77,041 at June 30, 2012 to $60,408 at June 30, 2013, due principally to the reduction in our general and administrative expenses.

Our cash from financing activities decreased by $12,407, from $64,389 at June 30, 2012 to $51,982 at June 30, 2013, due principally to a decrease in loans from our principal shareholder.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at June 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect, such controls.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                Defaults upon Senior Securities.

None.

Item 4.                                Mine Safety Disclosures.

Not applicable.

Item 5.                                Other Information.

None.

Item 6.                                Exhibits.

(c)	Exhibits.

10.1	Joint Venture Agreement of 3D Science & Cultural Products International Exchange Center
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QB\144058.00004\22110152.5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Living 3D Holdings, Inc.

Date: August 19, 2013	/s/ Jimmy Kent-Lam Wong Name: Jimmy Kent-Lam Wong Title: Chief Executive Officer and Chairman of the Board of Directors

Date: August 19, 2013	/s/ Kin Wah Ngai Name: Kin Wah Ngai Title: Chief Financial Officer and Director

QB\144058.00004\22110152.5

Index to Exhibits

10.1	Joint Venture Agreement of 3D Science & Cultural Products International Exchange Center
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.