Form 10-Q
period 2013-09-30
LIVING 3D HOLDINGS, INC.
filed 2013-11-14
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-53643

Living 3D Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-87-0451230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

109 Lafayette Street, Suite 802 New York, New York 10013
(Address of principal executive offices)
(212) 925-4759
(Registrant’s telephone number, including area code)
________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer ☐
Non-accelerated filer ☐  (Do not check if a smaller reporting company)               Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at November 14, 2013
Common Stock, $.001 par value	69,703,480

	Form 10-Q Living 3D Holdings, Inc. SEPTEMBER 30, 2013 Table of Contents

PART I – FINANCIAL INFORMATION		Page
Item 1.	Financial Statements.
	Consolidated Balance Sheets—As of September 30, 2013 (Unaudited) and December 31, 2012.	1
	Consolidated Statements of Operations (Unaudited)—for the three and nine months ended September 30, 2013 and 2012 and from June 23, 2008 (inception) to September 30, 2013.	2
	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2012 and the nine months ended September 30, 2013 and from June 23, 2008 (inception) to September 30, 2013 (Unaudited).	3
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012 and from June 23, 2008 (inception) to September 30, 2013.	4
	Notes to Consolidated Financial Statements (Unaudited).	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14
Item 4.	Controls and Procedures.	14

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	14
Item 1A.	Risk Factors.	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14
Item 3.	Defaults Upon Senior Securities.	14
Item 4.	Mine Safety Disclosures.	14
Item 5.	Other Information.	15
Item 6.	Exhibits.	15
Signatures		16
Exhibits		17
Certifications		17

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets (Unaudited)
(Stated in US dollars)
	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$201,873	$24,857
Other current assets	14,263	33
Total Current Assets	216,136	24,890

Property and equipment, net	227,190	-
TOTAL ASSETS	$443,326	$24,890

LIABILITIES& SHAREHOLDERS’EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$18,756	$18,756
Accrued liabilities and other payable	829,674	534,355
Due to related party	496,070	184,807
Total Current Liabilities	1,344,500	737,918
TOTAL LIABILITIES	$1,344,500	$737,918

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 90,000,000 shares authorized, 69,703,480 shares issued and outstanding at September 30, 2013 and December 31, 2012	69,704	69,704
Additional paid-in capital	(69,604)	(69,604)
Earnings (deficit) accumulated during the development stage	(1,114,672)	(713,128)
Accumulated other comprehensive income	807	-
Total Living 3D Holdings, Inc. stockholders' equity	(1,113,765)	(713,028)
Non-controlling interest	212,591	-
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(901,174)	(713,028)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$443,326	$24,890
The accompanying notes are an integrated part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Stated in US dollars)

	For the three months ended September 30,		For the nine months ended September 30,		From inception (June 23, 2008) through September 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$6,104	$-	$164,896
Cost of revenue	-	-	5,548	-	124,301
Gross profit	-	-	556	-	40,595

Operating expenses
General and administrative expenses	197,599	189,065	433,123	480,218	1,187,401
Total operating expenses	197,599	189,065	433,123	480,218	1,187,401

Loss from operations	(197,599)	(189,065)	(432,567)	(480,218)	(1,146,806)
Other income (expense)	(64)	1,026	(126)	1,022	985
Net loss	(197,663)	(188,039)	(432,693)	(479,196)	(1,145,821)
Less: Net loss attributable to non-controlling interest	(31,149)	-	(31,149)	-	(31,149)
Net loss attributable to Living 3D Holdings, Inc.	$(166,514)	$(188,039)	$(401,544)	$(479,196)	$(1,114,672)

Comprehensive income (loss)
Net loss	(197,663)	(188,039)	(432,693)	(479,196)	(1,145,821)
Foreign currency translation gain	1,793	-	1,793	-	1,793
Comprehensive loss	(195,870)	(188,039)	(430,900)	(479,196)	(1,144,028)
Comprehensive loss attributable to non-controlling interest	(30,163)	-	(30,163)	-	(30,163)
Comprehensive loss attributable to Living 3D Holdings, Inc.	(165,707)	(188,039)	(400,737)	(479,196)	(1,113,865)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares; basic and diluted	69,703,480	69,703,480	69,703,480	69,703,480

The accompanying notes are an integrated part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders’ Equity (Deficit)
(Stated in US dollars)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Earnings (deficit) accumulated during the development stage	Total Living 3D Holdings, Inc. shareholders' equity (deficit)	Non-controlling interests	Total equity
	Shares	Amount
Balance as of June 23, 2008 (Date of Inception)	-	$-	$-	-	$-	$-	$-	$-
Issuance of common stock	62,590,880	62,591	(62,591)	-	-	-	-	-
Net loss for the period	-	-	-	-	(897)	(897)	-	(897)
Balance as of December 31, 2008	62,590,880	$62,591	$(62,591)	-	$(897)	$(897)	$-	$(897)
Net loss for the year	-	-	-	-	(3,200)	(3,200)	-	(3,200)
Balance as of December 31, 2009	62,590,880	$62,591	$(62,591)	-	$(4,097)	$(4,097)	$-	$(3,200)
Net income for the year	-	-	-	-	23,914	23,914	-	23,914
Balance as of December 31, 2010	62,590,880	$62,591	$(62,591)	-	$19,817	$19,817	$-	$23,914
Shares issued in reverse merger	7,112,600	7,113	(7,113)	-	-	-	-	-
Subscription receivable collected	-	-	100	-	-	100	-	100
Net loss for the year	-	-	-	-	(118,693)	(118,693)	-	(118,693)
Balance as of December 31, 2011	69,703,480	$69,704	$(69,604)	-	$(98,876)	$(98,776)	$-	$(98,776)
Net loss for the year	-	-	-	-	(614,252)	(614,252)	-	(614,252)
Balance as of December 31, 2012	69,703,480	$69,704	$(69,604)	-	$(713,128)	$(713,028)	$-	$(713,028)
Net loss for the period	-	-	-	-	(401,544)	(401,544)	(31,149)	(432,693)
Foreign currency translation gain	-	-	-	807	-	807	986	1,793
Non-controlling investor contribution	-	-	-	-	-	-	242,754	242,754
Balance as of September 30, 2013 (Unaudited)	69,703,480	$69,704	$(69,604)	$807	$(1,114,672)	$(1,113,765)	$212,591	$(901,174)

The accompanying notes are an integrated part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
(Stated in US dollars)

	Nine months ended September 30,	Nine months ended September 30,	From inception (June 23, 2008) through September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(432,693)	$(479,196)	$(1,145,821)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expenses	202	-	202
Changes in operating assets and liabilities:
Other current assets	(14,062)	-	(14,095)
Accounts payable	-	(1)	18,756
Accrued liabilities and other payable	295,319	349,109	829,674
CASH USED IN OPERATING ACTIVITIES	(151,234)	(130,088)	(311,284)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for capital injection in joint venture	-	-	-
Cash paid for purchase of property and equipment	(224,710)	-	(224,710)
CASH USED IN INVESTING ACTIVITIES	(224,710)	-	(224,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	311,263	64,389	496,070
Collection of subscription receivable	-	-	100
Contribution from non-controlling investors	242,754	-	242,754
CASH PROVIDED BY FINANCING ACTIVITIES	554,017	64,389	738,924

Effect of exchange rate changes on cash and cash equivalents	(1,057)	-	(1,057)
NET INCREASE (DECREASE) IN CASH	177,016	(65,699)	201,873
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$24,857	$96,881	$-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$201,873	$31,182	$201,873

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integrated part of these unaudited consolidated financial statements

Notes to Consolidated Financial Statements
 (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

  Living 3D is a globally integrated enterprise that targets intersection of 3D technology and effective business. The Company specializes in the design, development, production, sale and marketing of “auto stereoscopic 3D” technology, or Auto 3D products, services and solutions. The products we market are based on "auto stereoscopic 3D" technology, or Auto 3D, which means that viewers are not required to wear 3D glasses in order to experience the 3D effects of the screen, and instant switching between two dimensional, or 2D, and 3D viewing is enabled.  We believe that this gives us a competitive advantage over other suppliers of 3D products requiring the use of a visor or glasses in order to experience a 3D effect.

The Company also provides technical and support services of 3D in software development, contents production and hardware configuration to a wide range of industries, including entertainment, education, consumer electronics, medical diagnosis, scientific research and , in particular, media and advertising. The Company aims at customizing product requirements and specifications in order to enhance the power of product displays in business advertising and special operational environments.

The Company with its strategic partners has recently entered into a memorandum of understanding and has formed a joint venture, 3D Science & Cultural Products International Exchange Center in Tianjin, China that will enable the vendors from different countries around the world to showcase 3D technology and promote the sale and marketing of international 3D Products.

L3D has the following wholly owned subsidiaries: Living 3D (Hong Kong) Ltd, 3D Capital Holdings Inc., Columbia College Hollywood International Limited and Living 3D Technology Group Limited. L3D and its subsidiaries are collectively referred to as L3D. L3D is a development stage company as defined by Statement of Financial Accounting Standard No. 7, Accounting and Reporting by Development Stage Enterprises.

On December 8, 2011, L3D entered into a share exchange agreement (the "Share Exchange") with Living 3D Holdings, Inc. (formerly AirWare International Corp and formerly Concrete Casting Incorporated), a company incorporated in the State of Nevada on October 29, 1987.  Under the Exchange Agreement, Living 3D Holdings, Inc. ("Living 3D" or the “Company”) issued an aggregate of 62,590,880 shares of its common stock to the shareholders of L3D in exchange for all of the issued and outstanding securities of L3D (the “Share Exchange”). The Share Exchange closed on December 8, 2011. As a result of the Share Exchange, L3D became Living 3D's wholly-owned subsidiary.

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

The accompanying unaudited interim financial statements of Living 3D Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2012, as reported in Form 10-K, have been omitted.

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. The Company is primarily funded by Jimmy Kent-Lam Wong, the Company’s Chief Executive Officer ("CEO") and principal shareholder. The Company will need to raise additional capital, including through the sale of equity securities or otherwise, to support its operations and expansion.

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Jimmy Kent-Lam Wong, the Company’s CEO and principal shareholder
Kingdom Industry Group Inc., Jimmy Kent-Lam Wong is one of the two directors and owns a 60% interest

Due to related parties consists of the following:

	September 30, 2013	December 31, 2012

Jimmy Kent-Lam Wong	$246,070	$184,807
Kingdom Industry Group Inc.	250,000	-
Total	$496,070	$184,807

The amounts due to Jimmy Kent-Lam Wong represent advances from him to support the Company’s operations. They are unsecured and non-interest bearing without terms and maturity dates.

On August 28, 2013, the Company obtained a loan of $250,000 from Kingdom Industry Group Inc. The loan is unsecured, bears interest of 7.33% per annum and is to be repayable within two years from the date of the loan agreement.

NOTE 5 – NON-CONTROLLING INTEREST

On June 18, 2013, Living 3D (Hong Kong) Limited ("L3D-HK") entered into an agreement with China 3D Industrial Park Company Limited, a Chinese corporation ("China 3D"), and Tianjin 3D Technology Company Limited, a Chinese corporation ("Tianjin 3D"), to form a joint venture, 3D Science & Cultural Products International Exchange Center. The principal activities of the joint venture will be the provision of a platform for exhibition and trading of 3D products and transfer of 3D technology.

The total capital of 3D Science & Cultural Products International Exchange Center will be RMB 10,000,000 (approximately $1.6 million). L3D-HK and China 3D have each committed to contribute RMB 4,500,000 (approximately $0.7 million) of such amount and each would own 45% of the joint venture. L3D-HK and China 3D are to make their respective capital contributions as follows: RMB 1,500,000 (approximately $0.24 million) on or before July 31, 2013; RMB 1,500,000 (approximately $0.24 million) on or before December 31, 2013; RMB 1,500,000 (approximately $0.24 million) on or before May 31, 2014. Tianjin 3D will contribute certain assets valued at RMB 1,000,000 (approximately $0.16 million) for its equity interest of 10% in the joint venture.

Both L3D-HK and China 3D made their first capital contribution of RMB 1,500,000 (approximately $0.24 million) in August 2013. In July 2013, 3D Science & Cultural Products International Exchange Center obtained its business license from The Administration of Industry and Commerce.

The Company also entered into a memorandum of understanding (the “Gegu MOU”) effective July 12, 2013 with Tianjin Gegu Economy Development Administration and Service Center (“Gegu”) pursuant to which the parties have agreed to form the 3D Science & Cultural Products International Exchange Center  (the “Center”).  The Center is intended for international and domestic partners to engage in commerce in 3D technology, culture and education related products.

Gegu has agreed to provide the Company with the use of four buildings and one exhibition building, aggregating approximately 5,910 square meters, for use in setting up the Center.  Gegu is an entity owned by the local government of Gegu, Jinnan, Tianjin.  The Gegu MOU provides that Gegu will not charge the Company any rent or administration fees.  However, the Company has agreed to pay 25% of the net profit of the Center, if any, to Gegu.   The Company does not expect that the Center will achieve profitability within at least the first three years of operations.  Moreover, there can be no assurance that the Center will achieve profitability after three years, if at all.

Jimmy Kent-Lam Wong, the Company's CEO, a director and principal shareholder, is also one of the two directors of China 3D and through his affiliates owns a 50% interest in China 3D. Chang Li, the Company's Chief Technology Officer and a director, is the second director of China 3D. Additionally, Chang Li is the sole director and shareholder of Tianjin 3D, which also owns a 50% interest in China 3D. Though L3D-HK only owns 45% of 3D Science & Cultural Products International Exchange Center per the agreement, Jimmy Kent-Lam Wong and Chang Li have actual control of 3D Science & Cultural Products International Exchange Center through their equity interests in L3D-HK, China 3D, and Tianjin 3D. Accordingly, the results of 3D Science & Cultural Products International Exchange Center are included in the consolidated statements of the Company. The portion of the income or loss applicable to non-controlling interest is reflected in the consolidated statements of operations.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	September 30, 2013	December 31, 2012

Leasehold improvements	$144,929	$-
Machinery & equipment	48,870	-
Motor vehicles	33,596	-
	227,395	-
Less: accumulated depreciation	(205)	-
	$227,190	$-

The depreciation expense for the nine month periods ended September 30, 2013 and 2012 were $202 and $0, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended ( the “Securities Act” ) and Section 21E of the Securities Exchange Act of 1934, as amended ( the “Exchange Act” ). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results to differ materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our short operating history, lack of revenue and history of losses; (ii) our independent registered public accountants have expressed a going concern opinion; (iii) our ability to raise additional working capital that we will likely require and, if available, that such working capital will be on terms acceptable to us; (iv) our ability to implement our business plan; (v) uncertainties regarding our ability to generate revenues and penetrate our market; (vi) economic and general risks relating to business; (vii) our ability to manage our costs of production; (viii) our ability to protect our intellectual property through patents and other intellectual property protection; (ix) our dependence on key personnel; (x) increased competition or our failure to compete successfully; (xi) our ability to keep pace with technological advancements in our industry; (xii) our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as required; (xiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, if it trades, lower our value and make it more difficult for us to raise capital; (xv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xvi) our ability to have our common stock trade in an active public market; (xvii) the price of our stock, if it trades, is likely to be highly volatile because of several factors, including a relatively limited public float; and (xviii) indemnification of our officers and directors.

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

Overview

Living 3D is a globally integrated enterprise that targets intersection of 3D technology and effective business.  The Company specializes in the design, development, production, sale and marketing of “auto stereoscopic 3D” technology, or Auto 3D products, services and solutions. The products we market are based on "auto stereoscopic 3D" technology, or Auto 3D, which means that viewers are not required to wear 3D glasses in order to experience the 3D effects of the screen, and instant switching between two dimensional, or 2D, and 3D viewing is enabled.  We believe that this gives us a competitive advantage over other suppliers of 3D products requiring the use of a visor or glasses in order to experience a 3D effect.

The Company also provides technical and support services of 3D in software development, contents production and hardware configuration to a wide range of industries, including entertainment, education, consumer electronics, medical diagnosis, scientific research and , in particular, media and advertising. The Company aims at customizing product requirements and specifications in order to enhance the power of product displays in business advertising and special operational environments.

The Company with its strategic partners has recently entered into a memorandum of understanding and has formed a joint venture, 3D Science & Cultural Products International Exchange Center, in Tianjin, China that will enable the vendors from different countries around the world to showcase 3D technology and promote the sale and marketing of international 3D products.

Through innovative and reliable provision of products and services as well as collaboration with our strategic partners, the Company is embarking on the following new strategic directions:

*Enabling enterprises to fully exploit the power and capacity of 3D technology;
*Satisfying the full range of media display in business advertising and business operations;
*Enabling a truly integrated solution for 3D applications and powerful display specially customized for business requirements and operations; and
*Developing and delivering a comprehensive, low cost media content development and productivity environment.
We market our 3D technologies and products under our Living 3D brand in the People’s Republic of China (“PRC”).

Recent Development.  On June 18, 2013, Living 3D (Hong Kong) Limited ("L3D-HK") entered into an agreement with China 3D Industrial Park Company Limited, a Chinese corporation ("China 3D"), and Tianjin 3D Technology Company Limited, a Chinese corporation ("Tianjin 3D"), to form a joint venture, 3D Science & Cultural Products International Exchange Center. The principal activities of the joint venture will be the provision of a platform for the exhibition and trading of 3D products and the transfer of 3D technology.

The total capital of 3D Science & Cultural Products International Exchange Center will be RMB 10,000,000 (approximately $1.6 million).  L3D-HK and China 3D have each committed to contribute RMB 4,500,000 (approximately $0.7 million) of such amount and each will own 45% of the joint venture.  L3D-HK and China 3D are to make their respective capital contributions as follows: RMB 1,500,000 (approximately $0.24 million) on or before July 31, 2013; RMB 1,500,000 (approximately $0.24 million) on or before December 31, 2013; and RMB 1,500,000 (approximately  $0.24 million) on or before May 31, 2014. L3D-HK and China 3D had made their capital contributions on August 30, 2013 and August 1, 2013, respectively. Tianjin 3D will contribute certain assets valued at RMB 1,000,000 (approximately $0.16 million) for its equity interest of 10% in the joint venture.

The Company also entered into a memorandum of understanding (the “Gegu MOU”) effective  July 12, 2013 with Tianjin Gegu Economy Development Administration and Service Center (“Gegu”) pursuant to which the parties have agreed to form the 3D Science & Cultural Products International Exchange Center  (the “Center”).  The Center is intended for international and domestic partners to engage in commerce in 3D technology, culture and education related products.

Gegu has agreed to provide the Company with the use of four buildings and one exhibition building, aggregating approximately 5,910 square meters, for use in setting up the Center.  Gegu is an entity owned by the local government of Gegu, Jinnan, Tianjin.  The Gegu MOU provides that Gegu will not charge the Company any rent or administration fees.  However, the Company has agreed to pay 25% of the net profit of the Center, if any, to Gegu.   The Company does not expect that the Center will achieve profitability within at least the first three years of operations.  Moreover, there can be no assurance that the Center will achieve profitability after three years, if at all.

Jimmy Kent-Lam Wong, the Company's CEO, a director and principal shareholder, is also one of the two directors of China 3D and through his affiliates owns a 50% interest in China 3D.  Chang Li, the Company's Chief Technology Officer and a director, is the second director of China 3D.  Additionally, Chang Li is the sole director and shareholder of Tianjin 3D, which also owns a 50% interest in China 3D.

The following discussion summarizes the material changes in our results of operations and our financial condition for the three and nine months ended September 30, 2013 and September 30, 2012.  The Statement of Operations is included in the Financial Statements attached to this report.  Please refer to the Statement of Operations.

Results of Operations for the three months ended September 30, 2013 and 2012

Results of Operations

Revenues.  The Company had no revenue for the three months ended September 30, 2013 and September 30, 2012, respectively. The Company is a development stage company and thus our revenues will fluctuate, and at times materially, from period to period.

Cost of Revenue.  There was no cost of revenue in the three months ended September 30, 2013 and September 30, 2012, because the Company had no revenues in such periods.

Gross Profit.  For the three months ended September 30, 2013 and September 30, 2012, the Company had no gross profits due to the lack of revenues.

General and Administrative Expenses.   For the three months ended September 30, 2013 and September 30, 2012, general and administrative expenses were $197,599 and $189,065, respectively, an increase of $8,534. The increase in such expenses is primarily attributable to the increase in the general and administrative expenses of the joint venture, 3D Science & Cultural Products International Exchange Center which was formed in July 2013. The increase was partially offset by the decrease in officers' compensation accrued due to the effect of the resignation of an officer in 2012 and the decrease in overseas travelling expenses.

Operating (Loss) or Operating Income.  For the three months ended September 30, 2013, the operating loss was ($197,663) compared with an operating loss of ($188,039) for the period ended September 30, 2012, an increase of $9,624.  The increase in loss is primarily due to the increase in general and administrative expenses incurred by the Company’s joint venture as discussed above.

Operating (Loss) Attributable to Non-Controlling Interest. The operating loss attributable to the non- controlling interest for the three months ended September 30, 2013 amounted to ($31,149) compared with an operating loss attributable to the non-controlling interest of $0 for the three months ended September 30, 2012, an increase of ($31,149). The operating loss attributable to the non-controlling interest represents the share of the operating loss by the non-controlling interest of 3D Science & Cultural Products International Exchange Center in Tianjin for the three months ended September 30, 2013. The Company had no such investment in 2012.

Operating (Loss) Attributable to the Company. For the three months ended September 30, 2013, the operating loss attributable to the Company was ($166,514) compared with an operating loss of ($188,039) for the period ended September 30, 2012, a decrease of $21,525.  The decrease is primarily due to the decrease in officers' compensation accrued due to the effect of the resignation of an officer in 2012 and the decrease in overseas travelling expenses. The decrease had been partially offset by an increase in the general and administrative expenses of the joint venture as discussed above.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the three months ended September 30, 2013 as we have fully reserved the asset until realization is more reasonably assured.

Net (Loss) or Net Income Attributable to Non-Controlling Interest.  The net loss attributable to the non- controlling interest for the three months ended September 30, 2013 was ($30,163) compared with $0 for the three months ended September 30, 2012, an increase of $30,163.  This increase was mainly resulted from the increase in general and administrative expenses attributable to the non-controlling interest of the Company’s joint venture. The Company had no such investment in 2012.

Net (Loss) or Net Income Attributable to the Company.  The net loss attributable to the Company for the three months ended September 30, 2013 was ($165,707) compared with ($188,039) for the three months ended September 30, 2012, a decrease of $22,332.  This decrease was primarily due to the decrease in general and administrative expenses as discussed above.

Liquidity and Capital Resources. Cash and equivalents at September 30, 2013 and December 31, 2012 totaled $201,873 and $24,857, respectively, an increase of $177,016.  The increase is primarily due to the financing provided by Jimmy Kent-Lam Wong, our CEO and principal shareholder.

Results of Operations for the nine months ended September 30, 2013 and 2012

Results of Operations

Revenues.  For the nine months ended September 30, 2013 and September 30, 2012, revenues were $6,104 and $0, respectively, an increase of $6,104.  The revenues for the nine months ended September 30, 2013 were derived from sales of 3D technology products manufactured by third parties.  The increase in revenue is due to a lack of sales for the first nine months of 2012 compared with product sales generated in the nine months ended September 30, 2013.

Cost of Revenue.  The Company's cost of revenue increased to $5,548 from $0 in the nine months ended September 30, 2013 compared to the same period in 2012.  The increase was due to the increase in sales in the current period.

Gross Profit.  For the nine months ended September 30, 2013, the gross profit was $556 compared with $0 for the same period in 2012.  The increase was because the Company had no revenue in the 2012 period and generated revenue during the current period.

General and Administrative Expenses.   For the nine months ended September 30, 2013 and September 30, 2012, general and administrative expenses were $433,123 and $480,218, respectively, a decrease of $47,095.  The decrease in such expenses is primarily attributable to the decrease in accrued officers' compensation because of the resignation of an officer in 2012. The decrease had been partially offset by an increase in the general and administrative expenses of the Company’s joint venture.

Operating (Loss) or Operating Income.  For the nine months ended September 30, 2013, the operating loss was ($432,693) compared with an operating loss of ($479,196) for the period ended September 30, 2012, a decrease of $46,503.  The decrease is due to the decrease in general and administrative expenses as discussed above.

Operating (Loss) Attributable to Non-Controlling Interest. The operating loss attributable to the non- controlling interest for the nine months ended September 30, 2013 amounted to ($31,149) compared with an operating loss attributable to the non-controlling interest of $0 for the nine months ended September 30, 2012, an increase of ($31,149). The operating loss attributable to the non-controlling interest represents the share of the operating loss by the non-controlling interest of 3D Science & Cultural Products International Exchange Center in Tianjin for the nine months ended September 30, 2013. The Company had no such investment in 2012.

Operating (Loss) Attributable to the Company. For the nine months ended September 30, 2013, the operating loss attributable to the Company was ($401,544) compared with an operating loss of ($479,196) for the period ended September 30, 2012, a decrease of $77,652.  The decrease is primarily due to the decrease in officers' compensation accrued due to the effect of the resignation of an officer in 2012 and the decrease in overseas travelling expenses. The decrease had been partially offset by an increase in the general and administrative expenses of the joint venture as discussed above.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the nine months ended September 30, 2013 as we have fully reserved the asset until realization is more reasonably assured.

Net (Loss) or Net Income Attributable to Non-Controlling Interest.  The net loss attributable to the non- controlling interest for the nine months ended September 30, 2013 was ($30,163) compared with $0 for the nine months ended September 30, 2012, an increase of $30,163.  This increase was mainly resulted from the increase in general and administrative expenses attributable to the non-controlling interest of the Company’s joint venture. The Company had no such investment in 2012.

Net (Loss) or Net Income Attributable to the Company.  The net loss attributable to the Company for the nine months ended September 30, 2013 was ($400,737) compared with ($479,196) for the nine months ended September 30, 2012, a decrease of $78,459.  This decrease was primarily due to the decrease in general and administrative expenses as discussed above.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of equity securities. We had loans payable to Jimmy Kent-Lam Wong, our CEO and principal shareholder, and Kingdom Industry Group Inc., a company controlled by Jimmy Kent-Lam Wong in an aggregate principal amount of $246,070 and $250,000, respectively, at September 30, 2013 that do not contain any restrictive covenants restricting our ability to issue additional debt or equity securities.  We also financed operations by increasing our payables and liabilities due to third parties to $829,674 at September 30, 2013 from $534,355 at December 31, 2012, an increase of $295,319.  The increase is due principally to salaries accrued for the services of our officers in the first three quarters of 2013.  Such salaries are payable only after we have demonstrated our ability to operate on a profitable basis for a period of time, in the judgment of the Board of Directors.

Our cash used for operating activities increased by $21,146 from $130,088 at September 30, 2012 to $151,234 at September 30, 2013, due principally to the reduction in our general and administrative expenses which was partially offset by an increase in the expenses of the joint venture.

Our cash used in investing activities increased by $224,710 from $0 at September 30, 2012 to $224,710 at September 30, 2013, due primarily to the purchase of fixed assets for the Company’s joint venture.

Our cash provided by financing activities increased by $489,628, from $64,389 at September 30, 2012 to $554,017 at September 30, 2013, due principally to an increase in loans from our principal shareholder.

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

There can be no assurance that additional funds will be available on terms acceptable to us or at all.  If adequate funds are not available, we may have to materially curtail our operations.  Any inability to raise adequate funds could have a material adverse effect on our business, results of operations and financial condition.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at September 30, 2013.

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

Foreign Currency Translation.  For financial reporting purposes, the financial statements of the Company, which are prepared in Hong Kong Dollars ("HKD"), are translated into the Company's reporting currency, United States Dollars ("USD").  Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.  Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in the shareholders’ equity.

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

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act .  Based on his evaluation as of the end of the period covered by this report, he concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the  Exchange Act , including this report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, such controls.

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

Living 3D Holdings, Inc.

Date: November 14, 2013	/s/ Jimmy Kent-Lam Wong Name: Jimmy Kent-Lam Wong Title: Chief Executive Officer and Chairman of the Board of Directors

Date: November 14, 2013	/s/ Kin Wah Ngai Name: Kin Wah Ngai Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.