Form 10-Q/A
period 2013-09-30
LIVING 3D HOLDINGS, INC.
filed 2013-12-06
CIK 93205

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

EXPLANATORY NOTE

Living 3D Holdings, Inc., (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013 (the “Form 10-Q”), for the sole purpose of furnishing Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.  Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL:

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

Item 6.                                Exhibits.

(c)	Exhibits.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data File
* Previously filed or furnished as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2013.
** Furnished with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Living 3D Holdings, Inc.

Date: December 6, 2013	/s/ Wong Jimmy Kent-Lam Name: Wong Jimmy Kent-Lam Title: Chief Executive Officer and Chairman of the Board of Directors

Date: December 6, 2013	/s/ Kin Wah Ngai Name: Kin Wah Ngai Title: Chief Financial Officer and Director

Index to Exhibits

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data File
*   Previously filed or furnished as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2013.

 ** Furnished with this Form 10-Q/A.