Form 10-K
period 2013-12-31
LIVING 3D HOLDINGS, INC.
filed 2014-04-14
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to __________

Commission file number:  000-53643
Living 3D Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	87-0451230 (I.R.S. Employer Identification No.)

109 Lafayette Street, Suite 802
New York, New York 10013
(Address of principal executive offices, including zip code)

(212) 925-4759

Registrant’s telephone number, including area code

25 Camelia Avenue
San Francisco, California 94112
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
Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒

As of June 30, 2013, the aggregate market value of the registrant's common equity held by non-affiliates computed by reference to the average of closing bid and ask prices ($0.25) of the registrant's most recently completed second fiscal quarter was: $1,533,477

There were 69,703,480 shares of the registrant’s common stock issued and outstanding as of March 31, 2014.

Documents Incorporated by Reference:  None.

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
  our ability to successfully source manufacturing capacity for the products we offer;
  our reliance on intellectual property rights held by our directors and principal shareholders;
  our ability to obtain additional capital in future years to fund expansion of our product line, new marketing initiatives and/or acquisitions;
  economic, political, regulatory, legal and foreign exchange risks associated with our operations; or
  the loss of key members of our senior management.
Also, forward-looking statements represent our estimates and assumptions only as of the date of this annual report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future or other events occur in the future.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:
  "Company," "we," "us," "our," "Living 3D" and "Registrant" refer to Living 3D Holdings, Inc. (formerly known as AirWare International Corp.; formerly known as Concrete Casting Incorporated), a corporation incorporated in Nevada;
  "Exchange Act" refers to the Securities Exchange Act of 1934, as amended;
  "PRC," "China," and "Chinese," refer to the People’s Republic of China (excluding Hong Kong, Macau and Taiwan);
  "Securities Act" refers to the Securities Act of 1933, as amended;
  "U.S. dollars," "dollars" and "$" refer to the legal currency of the United States;
  "HK Dollars" refers to Hong Kong dollars, the legal currency of Hong Kong.
  "Renminbi" and "RMB" refers to the legal currency of the People’s Republic of China.

 Unless otherwise stated, we have translated balance sheet amounts with the exception of equity at December 31, 2013 at HK Dollars 7.8 and RMB 6.1171 to US $1.00 and at HK dollars 7.8 to US $1.00 at December 31, 2012.  We have stated equity accounts at their historical rate.  The average translation rates applied to income statement accounts for the year ended December 31, 2013 were at HK Dollars 7.8 and RMB 6.1858 and HK Dollars 7.8 for the year ended December 31, 2012.  We make no representation that the HK Dollars, Renminbi or U.S. dollar amounts referred to in this annual report could have been or could be converted into U.S. dollars, HK Dollars or Renminbi as the case may be, at any particular rate or at all.

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

     In this annual report, we are relying on and we refer to information and statistics regarding the three dimensional or 3D, technology industry that we have obtained from various cited government and institute research publications. This information is publicly available for free and has not been specifically prepared for us for use or incorporation in this annual report or otherwise. We have not independently verified such information, and you should not unduly rely upon it.

Where to Obtain More Information

We are a reporting company under the Exchange Act of 1934. You may obtain annual, quarterly, and special reports and other information that we file with the Securities and Exchange Commission (“SEC”).  You may read and copy any document that we file with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Electronic filings filed on or after July 1, 1992 are available via the Electronic Data Gathering Analysis and Retrieval System (“EDGAR”) at the public reference facility.  The SEC also maintains a web site that contains reports, proxy and information statements and other materials that are filed through EDGAR which can be accessed at http://www.sec.gov.

Our filings may also be accessed through the SEC’s website (http://www.sec.gov).  We will provide a copy of any or all documents incorporated by reference herein (exclusive of exhibits unless such exhibits are specifically incorporated by reference therein), without charge, to each person to whom this annual report is delivered, upon written or oral request to Living 3D Holdings, Inc., at 109 Lafayette Street, Suite 802 New York, New York 10013, our telephone number is (212-925-4759) and our web address is www.living3d.com.

We will furnish record-holders of our securities with annual reports containing financial statements, audited and reported upon by our independent auditors, quarterly reports containing unaudited interim financial information and such other periodic reports as we determine to be appropriate or as may be required by law.

Part I

Item 1.                 Business.

Living 3D is a globally integrated enterprise that targets intersection of 3D Technology and effective business. The Company specializes in the design, development, production, sale and marketing of “auto stereoscopic 3D" technology, or Auto 3D products. The products we market are based on  "auto stereoscopic 3D" technology, or Auto 3D  which means that viewers are not required to wear 3D glasses in order to experience the 3D effects of the screen, and instant switching between two dimensional, or 2D, and 3D viewing is enabled.  We believe that this gives us a competitive advantage over other suppliers of 3D products requiring the use of a visor or glasses in order to experience a 3D effect.

The Company also provides technical and support services of 3D in software development, contents production and hardware configuration to a wide range of industries, including entertainment, education, consumer electronics, medical diagnosis, scientific research and, in particular, media and advertising. The Company aims at customizing product requirements and specifications in order to enhance the power of product displays in business advertising and special operational environments.

The Company with its strategic partners has recently entered into a memorandum of understanding and has formed a joint venture, 3D Science & Cultural Products International Exchange Center in Tianjin, China that will enable the vendors from different countries around the world to showcase 3D technology and promote the sale and marketing of international 3D Products.

Through innovative and reliable provision of products and services as well as collaboration with other strategic partners, the Company is embarking the following new strategic directions:
  Enabling enterprises to fully exploit the power and capacity of 3D technology;
  Satisfying the full range of media display in business advertising and business operation;
  Enabling a truly integrated solution for 3D applications and powerful display specially customized for business requirements and operations; and
  Developing and delivering a comprehensive low cost media content development and productivity environment
We market our 3D technologies and products under our Living 3D brand in the PRC.

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

Also on the Closing Date, the Company, Living 3D Holdings Ltd, a British Virgin Islands corporation and a privately held company (“L3D-BVI”), and all of the shareholders of L3D-BVI (the “L3D-BVI Shareholders”) entered into a share acquisition and exchange agreement (the "Share Exchange Agreement"). Under the terms of the Share Exchange Agreement, the Company acquired from the L3D-BVI Shareholders all of the issued and outstanding shares of common stock of L3D-BVI (the "L3D-BVI Shares") making L3D-BVI a wholly-owned subsidiary of the Company, and, in exchange for all of the L3D-BVI Shares (the “Share Exchange”), the Company issued to the L3D-BVI Shareholders an aggregate of 62,590,880 shares (the “Exchange Shares”) of its common stock.  L3D-BVI was incorporated on June 23, 2008 under the laws of the British Virgin Islands and was, at the time of the Stock Purchase and Share Exchange, a privately held company, while the Company was a publicly held and traded company on the OTC Bulletin Board under the symbol "CCSG."

Upon the completion of the Stock Purchase and the Share Exchange, our business became that of L3D-BVI, our wholly-owned subsidiary. As prior to the Stock Purchase and the Share Exchange, the Company had no operating activities, the financial statements and Management’s Discussion and Analysis reflect the activity of L3D-BVI for all periods presented.  Upon the closing of the Stock Purchase and the Share Exchange, the shareholders of the Company retained an aggregate of 3,485,174 shares of common stock and the former L3D-BVI Shareholders acquired an aggregate of 66,218,306 shares of common stock, for a total of 69,703,480 shares of common stock issued and outstanding.  Accordingly, the former L3D-BVI Shareholders own approximately 95% of the Company's total issued and outstanding common stock.  The foregoing descriptions of the terms of the Stock Purchase Agreement and the Share Exchange Agreement are qualified in their entirety by reference to the provisions of such documents included as exhibits in our filings with the SEC.

The terms the “Company,” “we,” “us,” or “our” refer to Living 3D Holdings, Inc., a Nevada corporation, (formerly known as AirWare International Corp. and formerly known as Concrete Casting Incorporated).

Recent Development

On June 18, 2013, Living 3D (Hong Kong) Limited ("L3D-HK") entered into an agreement with China 3D Industrial Park Company Limited, a Chinese corporation ("China 3D"), and Tianjin 3D Technology Company Limited, a Chinese corporation ("Tianjin 3D"), to form a joint venture company, 3D Science & Cultural Products International Exchange Center. The principal activities of the joint venture company is the provision of a platform for the exhibition and trading of 3D products and the transfer of 3D technology.

The total capital of 3D Science & Cultural Products International Exchange Center will be RMB 10,000,000 (approximately US $1.6 million).  L3D-HK and China 3D have each committed to contribute RMB 4,500,000 (approximately US $0.7 million) of such amount and each will own 45% of the joint venture.  L3D-HK and China 3D are to make their respective capital contributions as follows: RMB 1,500,000 (approximately US $0.24 million) on or before July 31, 2013; RMB 1,500,000 (approximately US $0.24 million) on or before December 31, 2013; and RMB 1,500,000 (approximately US $0.24 million) on or before May 31, 2014. L3D-HK and China 3D had made their capital contribution on August 30, 2013 and August 1, 2013 respectively. Tianjin 3D will contribute certain assets valued at RMB 1,000,000 (approximately US $0.16 million) for its equity interest of 10% in the joint venture.

The Company also entered into a memorandum of understanding (the “Gegu MOU”) effective July 12, 2013 with Tianjin Gegu Economy Development Administration and Service Center (“Gegu”) pursuant to which the parties have agreed to form the Tianjin 3D Technology Products Exchange Center (the “Center”).  The Center is intended for international and domestic partners to engage in commerce in 3D technology, culture and education related products.

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

Sourcing and Manufacturing

We have contracted with third party manufacturers for the production of the displays we have sold to date.  Such manufacturers produce these products using OEM parts under specifications and informal licenses granted by certain of our directors and principal shareholders.  These directors and principal shareholders do not receive any compensation for these licenses.  See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”  We do not have any contracts with our third party manufacturers.

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

Inventory, Operating Capital and Seasonality

We have no inventory because we have our products manufactured only after we receive orders.  In the future, we may seek to store products pending sale at the manufacturing facilities that produced such products, if feasible.  We do not maintain any warehouse facility. Our business is too new to be able to assess whether seasonality could be a material factor in our business.  We do not require material amounts of operating capital because we are in the development stage and have not yet commenced significant revenue operations.

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

Facilities

We have an office in the United States at 109 Lafayette Street, Suite 802, New York, New York 10013.  Our office in Hong Kong is located at Room 1402-04, 14/F, Fourseas Building, 212 Nathan Road, Kowloon, Hong Kong.  We have no other facilities.

Employees

As of December 31, 2013, we had 12 full-time employees.

Corporate Information

The Company's principal executive offices in the United States are located at 109 Lafayette Street, Suite 802, New York, New York 10013.

Item 1A.                              Risk Factors.

Not applicable.

Item 1B.                             Unresolved Staff Comments.

None.

Item 2.                                Properties.

Our executive office in Hong Kong consists of approximately 500 square feet located at Room 1402-04, 14/F, Fourseas Building, 208-212 Nathan Road, Kowloon, Hong Kong.  The lease commenced on October 1, 2011 and continues through December 31, 2014.  We share this space with other affiliates of our CEO and do not pay rent.  Our offices in the United States are located at 109 Lafayette Street, Suite 802, New York, New York 10013.  This office is furnished to us by an individual at no charge.

Our Center is located at Gegu Tianjin. Gegu has agreed to provide the Company with the use of four buildings and one exhibition building, aggregating approximately 5,910 square meters, for use in setting up the Center.  Gegu is an entity owned by the local government of Gegu, Jinnan, Tianjin.  The Gegu MOU provides that Gegu will not charge the Company any rent or administration fees.  However, the Company has agreed to pay 25% of the net profit of the Center, if any, to Gegu.   The Company does not expect that the Center will achieve profitability within at least the first three years of operations.  Moreover, there can be no assurance that the Center will achieve profitability after three years, if at all.

Item 3.                                Legal Proceedings

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

PART II

Item 5.                                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is quoted on the OTC Bulletin Board under the symbol “ETLT” (previously “CCSG”).  Although our common stock is quoted on the OTC Bulletin Board, it has traded sporadically with no significant volume.  Consequently, the information provided below may not be indicative of the price of our common stock under different conditions. The high/low closing prices of our common stock were as follows for the periods below.  The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Close	Low Close
Year Ended December 31, 2013
1st Quarter	$0.25	$0.25
2nd Quarter	$0.25	$0.25
3rd Quarter	$0.51	$0.01
4th Quarter	$0.51	$0.02

Year Ended December 31, 2012
1st Quarter	$0.51	$0.50
2nd Quarter	$0.50	$0.25
3rd Quarter	$0.25	$0.25
4th Quarter	$0.25	$0.25

Holders of Common Stock

As of March 31, 2014, we had approximately 75 stockholders of record for our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2014, the Company does not have in place any equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	-0-	$-0-	-0-
Equity compensation plans not approved by shareholders	-0-	-0-	-0-
Total	-0-	$-0-	-0-

Recent Issuances of Unregistered Securities

None.

Item 6.                                Selected Financial Data.

Not applicable.

Item 7.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

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

We market 3D technologies and products under our Living 3D brand in the PRC.  Given sufficient capital, we plan to build our revenues by focusing on direct sales and sales to retail distributors in selected markets. The following discussion summarizes the material changes in our results of operations and our financial condition for the years ended December 31, 2013 and December 31, 2012.

Operating Results

For the Years Ended December 31, 2013 and 2012

The Statement of Operations is included in the Financial Statements attached to this annual report.  Please refer to this Statement of Operations.

Results From Operations

Revenues.  For the years ended December 31, 2013 and December 31, 2012, revenues were $6,104 and $-0-, respectively, an increase of $6,104.  The revenues for the year ended December 31, 2013 were derived from sales of 3D technology products manufactured by third parties.  The increase in revenue is due to a lack of sales for the year of 2012 compared with product sales generated in the year of 2013.

Cost of Revenue.  The Company’s cost of revenue increased to $5,548 from $-0- in the year ended December 31, 2013 compared to the same period in 2012.  The increase was due to the increase in sale in the current year.

Gross Profit.    For the year ended December 31, 2013, the gross profit was $556 compared with $-0- for the same period in 2012. The increase was because the Company had no revenues in the year of 2012 and generated revenues during the current year.

General and Administrative Expenses.   For the years ended December 31, 2013 and December 31, 2012, general and administrative expenses were $738,685 and $615,279, respectively, an increase of $123,406.  The increase in such expenses is primarily attributable to the increase in the legal fee associated with the change of name of the Company and the increase in the general and administrative expenses of the Company’s joint venture. The increase has been partially offset by a decrease in officers’ compensation accrued due to the effect in 2013 of the resignation of an  officer in 2012.

Operating (Loss) or Operating Income.  For the year ended December 31, 2013, the operating loss was $738,129 and, for the same period ended December 31, 2012, the operating loss was $615,279, an increase of $122,850.  The increase of operating loss between the periods is explained by the increase in general and administrative expenses discussed above

Interest Income (Expenses). The interest expenses for the year ended December 31, 2013 amounted to ($6,806) and ($-0-) for the year ended December 31, 2012. The interest expenses represented interest payable to Kingdom Industry Group Inc. on advances of US$550,000. The loans bear interest of 7.33% per annum. There were no such advances in 2012.

Net (loss) Attributable to Non-controlling interests. The net loss attributable to the non-controlling interests for the year ended December 31, 2013 amounted to ($100,847) compared with a net loss attributable to the non-controlling interests of ($-0- ) for the year ended December 31, 2012, an increase of ($100,847). The net loss attributable to the non-controlling interest represents the share of the net loss by the non-controlling interests of 3D Science & Cultural Products International Exchange Center in Tianjin for the year ended December 31, 2013. The Company had no such investment in 2012.

Net (loss) Attributable to the Company.  For the year ended December 31, 2013, the net loss attributable to the Company was ($644,599) compared with a net loss of ($614,252) for the year ended December 31, 2012, an increase of $30,347. The increase is primarily due to the increase in the general and administrative expenses as discussed above. The increase had been partially offset by a decrease in officers' compensation accrued due to the effect in 2013 of the resignation of an officer in 2012.

Income Tax Provision.  No provision for income tax benefit from net operating losses has been made for the years ended December 31, 2013 and 2012 as we have fully reserved the asset until realization is more reasonably assured.

Comprehensive Income (Loss) Attributable to Non-controlling interest.  The comprehensive loss attributable to the non-controlling interests for the year ended December 31, 2013 was ($99,858) compared with ($-0 -) for the year ended December 31, 2012, an increase of $99,858.  This increase was mainly resulted from the increase in general and administrative expenses attributable to the non-controlling interest of the Company’s joint venture. The Company had no such investment in 2012.

Comprehensive Income (Loss) Attributable to the Company.  The comprehensive loss attributable to the Company for the year ended December 31, 2013 was ($643,790) compared with ($614,252) for the year ended December 31, 2012, an increase of $29,538.  This increase was primarily due to the increase in general and administrative expenses as discussed above

Liquidity and Capital Resources.  Cash and cash equivalents as of December 31, 2013 and December 31, 2012 totaled $54,349 and $24,857, respectively, an increase of $29,492.  The increase is attributable to additional related party loans made to us by Kingdom Industry Group Inc., a company controlled by Jimmy Kent-Lam Wong which was partially offset by funds used in operating activities and the purchase of fixed assets of the joint venture.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of equity securities. We had loans payable to Kingdom Industry Group Inc., a company controlled by Jimmy Kent-Lam Wong, in an aggregate principal amount of $550,000 at December 31, 2013 that do not contain any restrictive covenants restricting our ability to issue additional debt or equity securities.  We also financed operations by increasing our payables and liabilities due to third parties to $1,075,505 at December 31, 2013 from $534,355 at December 31, 2012, an increase of $541,150.  The increase is due principally to salaries accrued for the services of our officers in the year of 2013

Our cash flows used for operating activities increased by $138,953 from $136,413 at December 31, 2012 to $275,366 at December 31, 2013, due principally to the increase in our general and administrative expenses and an increase in the expenses of the joint venture.

Our cash used in investing activities increased by $425,275, from $-0-at December 31, 2012 to $425,275 at December 31, 2013, due primarily to the purchase of the fixed assets for the Company’s joint venture.

Our cash from financing activities increased by $662,670, from $64,389 at December 31, 2012 to $727,059 at December 31, 2013, due principally to an increase in loans from related parties and contribution from non-controlling shareholders.

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

Due to the uncertainties related to these matters, there exists substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at December 31, 2013.

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

Cash and cash equivalents.  The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

Revenue Recognition.  We recognize revenue when the significant risks and rewards of ownership have been transferred to the customer, including factors such as when persuasive evidence of an arrangement exists, delivery or service has been performed, the sales price is fixed and determinable, and collectability is probable. The Company recognizes sales when the merchandise is shipped, title has been passed to the customers or the service is provided, and collectability is reasonably assured.

Foreign Currency Translation.  For financial reporting purposes, the financial statements of Living 3D Holdings Limited, its subsidiaries and joint venture, which are prepared in Hong Kong Dollar (“HKD”) and Renminbi (“RMB”), are translated into the Company's reporting currency, United States Dollars (“USD”). Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in the owners' equity.

The exchange rates used for the foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2013	7.8	7.8
Year ended December 31, 2012	7.8	7.8

The exchange rates used for the foreign currency translation were as follows (USD$1 = RMB):
Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2013	6.1171	6.1858

We follow FASB ASC 830-30, “Foreign Currency Translation”, for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.

The Company and all of its wholly owned subsidiaries maintain their books and accounting records in Hong Kong Dollars with the Hong Kong Dollars being the functional currency. 3D Science & Cultural Products International Exchange Center, the joint venture maintains its books and accounting records in Renminbi, which is also its functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date. Any translation gains (losses) are recorded in exchange reserve as a component of shareholders’ equity. Income and expenditures are translated at the average exchange rate of the year.

Property, Plant and Equipment.  Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on the straight-line basis (after taking into account the respective estimated residual values) over the estimated useful lives of property, plant and equipment. The principal useful lives and residual value are as follows:
	Estimated useful lives	Residual value

Building improvement	10 years	10%
Computer software	5 years	10%
Furniture	5 years	10%
Machinery and equipment	5 years	10%
Motor vehicles	5 years	10%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. Also see Note 2(l) to our audited consolidated financial statements included elsewhere in this report.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.                         Financial Statements and Supplementary Data.

The financial statements of the Company are included as an exhibit to this annual report on Form 10-K commencing on page F-1.

Item 9.                         Changes In and Disagreements with Accountants on Accounting and FinancialDisclosure.

None.

Item 9A.                      Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on his evaluation as of December 31, 2013, the end of the period covered by this annual report on Form 10-K, he concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act, including this annual report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of our annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, such controls.

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

Name	Age	Position
Jimmy Kent-Lam Wong	43	Chairman of the Board of Directors and Chief Executive Officer
Chang Li	56	Chief Technology Officer and Director
Kin Wah Ngai	60	Chief Financial Officer, Secretary and Director

Jimmy Kent-Lam Wong, Chief Executive Officer and Chairman of the Board of Directors.  Mr. Wong has served as our Chief Executive Officer and Chairman of the Board of Directors since 2008.  From 1999 to 2010 he was the chairman and CEO of Guang Dong Eastern Venture Group, which sells office products and small home appliances.  He intends to devote approximately 50% of his time to our business until we are funded sufficiently to implement our business plan.  Mr. Wong attended Simon Fraser University.  Mr. Wong holds no public company directorships other than with the Company and currently for the previous five years.  The Company believes that Mr. Wong’s entrepreneurial, financial and business expertise and his experience with 3D technology companies and his role as Chief Executive Officer provide him the qualifications and skills to serve as a Director.

Chang Li, Chief Technology Officer and Director. Mr. Li has served as our Chief Technology Officer and a member of our Board of Directors since 2009.  From 1999 to the present, Mr. Li has been the chairman of Tianjin 3D Imaging Technique Co. Ltd., an entity engaged in 3D research.   He received his B. Eng.D from Hebei Technology Institute.  He intends to devote approximately 50% of his time to our business.  Mr. Li holds no public company directorships other than with the Company and currently for the previous five years.  The Company believes that Mr. Li's entrepreneurial, financial and business expertise and his experience with 3D technology companies and his role as Chief Technology Officer provide him the qualifications and skills to serve as a Director.

Kin Wah Ngai, Chief Financial Officer, Secretary and Director.  Mr. Ngai has served as our Chief Financial Officer and a member of the Board of Directors since 2008.  From 2004 to the present, Mr. Ngai has been the chairman of Hong Kong Commercial Management Limited, a business trading company.  He plans to devote approximately 50% of his time to our business.  Mr. Ngai received his B.A. from Soochow University of Taiwan.  Mr. Ngai holds no public company directorships other than with the Company and currently for the previous five years.  The Company believes that Mr. Ngai’s entrepreneurial, financial and business expertise and his experience with 3D technology companies and his role as Chief Financial Officer provide him the qualifications and skills to serve as a Director.

None of the current executive officers and directors, nor any of their affiliates, beneficially owns any equity securities or rights to acquire any securities of the Company except as otherwise described in this report, and no such persons have been involved in any transaction with the Company or any of our directors, executive officers or affiliates that is required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), other than with respect to the transactions that have been described in this Report or in any prior reports filed by the Company with the SEC.

None of the current officers and directors has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor have they been a party to any judicial or administrative proceeding during the past five years, except for matters that were dismissed without sanction or settlement, that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting  activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Board of Directors and Committee Meetings

Our Board of Directors held three meetings during the fiscal year ended December 31, 2013.  In addition, our Board of Directors acted by unanimous written consent during fiscal year ended December 31, 2013.  Each of our directors attended 100% of the meetings of the Board of Directors and the committees on which they served in the fiscal year ended December 31, 2013. Our directors are expected, absent exceptional circumstances, to attend all Board meetings and meetings of any committees on which they serve.

Committees of the Board of Directors

We do not have Audit, Compensation or Nominating and Governance Committees. Our full Board of Directors discharges the duties that such committees would normally have. We do not have such committees because of our stage of development and because our Board of Directors consists of only three members.  Mr. Wong is our Chairman of the Board of Directors.

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

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2013, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with Malone Bailey, LLP, our independent registered public accounting firm for fiscal year 2013, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant to Statement on Auditing Standards No. 114 (Communications with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board also has received the written disclosures and the letter from Malone Bailey, LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with Malone Bailey, LLP any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm’s independence.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2013 be included in our annual report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the Securities and Exchange Commission.

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

Board Leadership Structure

Our Board of Directors does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board of Directors should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee.  Our Board of Directors believes that it should be free to make a choice from time to time in any manner that is in the best interests of us and our shareholders.  The Board of Directors believes that Mr. Wong's service as both Chief Executive Officer and Chairman of the Board is in the best interest of the Company and its shareholders.  Mr. Wong possesses detailed and in-depth knowledge of the issues, opportunities and challenges we face and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters.  His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our shareholders, employees, customers and suppliers.

Shareholder Communications with the Board of Directors

Shareholders may communicate with the Board of Directors by writing to us as follows:  Living 3D Holdings, Inc., attention:  Corporate Secretary, 109 Lafayette Street, Suite 802, New York, New York 10013.  Shareholders who would like their submission directed to a particular member of the Board of Directors may so specify and the communication will be forwarded as appropriate.

Process and Policy for Director Nominations

Our full Board will consider candidates for Board membership suggested by Board members, management and our shareholders.  In evaluating the suitability of potential nominees for membership on the Board, the Board members will consider the Board's current composition, including expertise, diversity, and balance of inside, outside and independent directors.  The Board considers the general qualifications of the potential nominees, including integrity and honesty; recognized leadership in business or professional activity; a background and experience that will complement the talents of the other board members; the willingness and capability to take the time to actively participate in board and committee meetings and related activities; the extent to which the candidate possesses pertinent technological, political, business, financial or social/cultural expertise and experience; the absence of realistic possibilities of conflict of interest or legal prohibition; the ability to work well with the other directors; and the extent of the candidate's familiarity with issues affecting our business.

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

Shareholder Recommendations for Director Nominations. Our Board of Directors does not have a formal policy with respect to consideration of any director candidate recommendation by shareholders.  While the Board of Directors may consider candidates recommended by shareholders, it has no requirement to do so.  To date, no shareholder has recommended a candidate for nomination to the Board.  Given that we have not received director nominations from shareholders in the past and that we do not canvass shareholders for such nominations, we believe it is appropriate not to have a formal policy in that regard.  We do not pay a fee to any third party to identify or evaluate or assist in indentifying or evaluating potential nominees.

Shareholder recommendations for director nominations may be submitted to the Company at the following address:  Living 3D Holdings, Inc., attention:  Corporate Secretary, 109 Lafayette Street, Suite 802, New York, New York 10013.  Such recommendations will be forwarded to the Board for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and provided that they are in time for the Board to do an adequate evaluation of the candidate before the annual meeting of shareholders.  The submission must be accomplished by a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected and to cooperate with a background check.

Shareholder Nominations of Directors.  The bylaws of the Company provide that in order for a shareholder to nominate a director at an annual meeting, the shareholder must give timely, written notice to the Secretary of the Company and such notice must be received at the principal executive offices of the Company not less than 120 days before the date of its release of the proxy statement to shareholders in connection with its previous year’s annual meeting of shareholders. Such shareholder’s notice shall include, with respect to each person whom the shareholder proposes to nominate for election as a director, all information relating to such person, including such person’s written consent to being named in the proxy statement as a nominee, serving as a director, that is required under the Exchange Act, and cooperating with a background investigation.  In addition, the shareholder must include in such notice his name and address, as they appear on the Company’s records, of the shareholder proposing the nomination of such person, and the name and address of the beneficial owner, if any, on whose behalf the nomination is made, the class and number of shares of capital stock of the Company that are owned beneficially and of record by such shareholder of record and by the beneficial owner, if any, on whose behalf the nomination is made, and any material interest or relationship that such shareholder of record and/or the beneficial owner, if any, on whose behalf the nomination is made may respectively have in such business or with such nominee. At the request of the Board of Directors, any person nominated for election as a director shall furnish to the Secretary of the Company the information required to be set forth in a shareholder’s notice of nomination which pertains to the nominee.

To be timely in the case of a special meeting or if the date of the annual meeting is changed by more than thirty (30) days from such anniversary date, a shareholder’s notice must be received at the principal executive offices of the Corporation no later than the close of business on the tenth day following the earlier of the day on which notice of the meeting date was mailed or public disclosure of the meeting date was made.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards.  A copy of our Code of Ethics and Conduct may be obtained by sending a written request to us at Living 3D Holdings, Inc., attention:  Corporate Secretary, 109 Lafayette Street, Suite 802, New York, New York 10013.  The Code of Ethics and Conduct is filed as an exhibit to this annual report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2013.

Item 11.	Executive Compensation.

The table below sets forth all cash compensation paid or proposed to be paid by the Company to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal years ended December 31, 2013 and 2012.

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation ($) (i)	Total ($) (j)
Jimmy Kent-Lam Wong, CEO and Chairman of the Board	2013 2012	153,846 153,846	- -	- -	- -	- -	- -	- -
Chang Li, Chief Technology Officer and Director	2013 2012	130,769 130,769	- -	- -	- -	- -	- -	- -
Kin Wah Ngai, CFO, Secretary and Director	2013 2012	130,769 130,769	- -	- -	- -	- -	- -	- -
Lin Su, Former Secretary and Director	2013 2012(1)	- 82,052	- -	- -	- -	- -	- -	- -

(1)  Resigned as a director and officer effective August 31, 2012.

Compensation Policy.  Our executive compensation plan is based on attracting and retaining qualified professionals who possess the skills and leadership necessary to enable us to achieve earnings and profitability growth to satisfy our shareholders.  We must, therefore, create incentives for these executives to achieve both our and their individual performance objectives through the use of performance-based compensation programs.

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

Outstanding Equity Awards at Fiscal Year-End

The Company did not issue any options or stock awards to any of our officers, directors or employees in 2013 and 2012.

Stock Option Plan

Our board of directors has not adopted a stock option plan.

Compensation of Directors

In 2013, our directors received no compensation for serving as members of our Board of Directors.  Any non-employee directors are reimbursed for their out-of-pocket costs in attending the meetings of the Board of Directors.

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

The table above indicates that no options were granted to directors and officers in fiscal 2013.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

None of our executive officers has entered into any employment or change-in-control agreements with the Company.

None of our current officers and directors, nor any of their affiliates, currently beneficially own any equity securities or rights to acquire any securities of the Company except as otherwise described in this report, and no such persons have been involved in any transaction with the Company or any of its directors, executive officers or affiliates that is required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), other than with respect to the transactions that have been described in this report or in any prior  reports filed by the Company with the SEC.

None of  our current officers and directors has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor have such persons been a party to any judicial or administrative proceeding during the past five years, except for matters that were dismissed without sanction or settlement, that resulted in a judgment, decree or final order enjoining such persons from future violations of, or prohibiting  activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Item 12.                Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our common stock beneficially owned on March 31, 2014 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.  Unless otherwise indicated, each person in the table has sole voting and investment power with respect to the shares shown.  The table assumes a total of 69,703,480 shares of our common stock outstanding as of March 31, 2014.

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership(2)	Percent of common stock(3)
Jimmy Kent-Lam Wong, Chairman of the Board of Directors and Chief Executive Officer	46,352,814	66.50%
Chang Li, Chief Technology Officer and Director	6,621,831	9.50%
Kin Wah Ngai, Chief Financial Officer and Director	3,310,915	4.75%
5% holders:
June Yon Mon All executive officers and directors as a group (three persons)	7,284,014 56,285,560	10.45% 80.75%

(1)	The address of these persons is Room 1402-04, 14/F, Fourseas Building, 208-212 Nathan Road, Kowloon, Hong Kong.

(2)	The foregoing beneficial owners hold investment and voting power in their shares.

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

Item 13.                Certain Relationships and Related Transactions, and Director Independence.

Advances from Related Parties.  The Company had repaid $246,288 to Jimmy Kent-Lam Wong through December 31, 2013, being advances provided to us in the previous years for the purpose of working capital.

By the agreements dated August 28, 2013 and November 29, 2013, the Company had obtained additional advances of $250,000 and $300,000 respectively from Kingdom Industry Group Inc. Mr. Jimmy Kent-Lam Wong is one of the two directors of Kingdom Industry Group Inc. and owns 50% interest in Kingdom Industry Group Inc. The advances are unsecured, bearing interest of 7.33% per annum and are to be repayable within two years from the respective dates of the loan agreements.

China 3D Industrial Park Company Limited had advanced $85,056 to 3D Science & Cultural ProductsInternational Exchange Center through December 31, 2013 for working capital. The advance is unsecured, interest free and is to be repayable on demand.

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

Item 14.               Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by Malone Bailey, LLP for professional services for the fiscal years ended December 31, 2013 and December 31, 2012:

Fee Category:	Fiscal 2013 Fees	Fiscal 2012 Fees
Audit Fees………………………..	$22,000	$17,500
Audit-Related Fees………………	-	-
Tax Fees………………………….	-	-
All Other Fees……………………	-	-
Total Fees……………….…..........	$22,000	$17,500

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

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services related to tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. All other fees consist of fees for products and services other than the services reported above. In fiscal 2013 and 2012, there were no fees related to this category.

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

The audit report of Malone Bailey, LLP on the financial statements of the Company for the year ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding the Company's ability to continue as a going concern.  The audit report for the year ended December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

During our fiscal years ended December 31, 2013 and 2012, there were no disagreements with Malone Bailey, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Malone Bailey, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2013 and 2012, there were no reportable events (as described in Item 304(a) (1) (v) of Regulation S-K).

Item 15.                      Exhibits, Financial Statement Schedules.

Exhibit Number	Description	Incorporated by Reference
2.1
Stock Purchase Agreement, entered into effective as of December 8, 2011, by and among the shareholders of Living 3D Holdings Ltd, a British Virgin Islands corporation, certain shareholders of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated), a Nevada corporation, listed in Exhibit A thereto, and Jeff W. Holmes, a selling shareholder and a principal shareholder of AirWare International Corp.
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
Exhibit 2.2 to the Company's Form 8-K, filed December 14, 2011.
3.1	Amended and Restated Articles of Incorporation of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated), a Nevada corporation, dated July 1, 2010.	Exhibit 3.1 to the Company's Form 8-K, filed December 14, 2011.
3.2	Memorandum and Articles of Association of Living 3D Holdings Ltd, a British Virgin Islands corporation, dated June 23, 2008.	Exhibit 3.2 to the Company's Form 8-K, filed December 14, 2011.
3.3	Amended and Restated Bylaws of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated).	Exhibit 3.3 to the Company's Form 8-K, filed December 14, 2011.
4.1	Form of Common Stock Certificate of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated).	Exhibit 4.1 to the Company's Form 8-K, filed December 14, 2011.
14.1	Code of Ethics and Conduct.	Exhibit 14.1 to the Company's Form 10-K filed April 16, 2012.
21.1	List of subsidiaries of the Company.	Exhibit 21.1 to the Company's Form 8-K, filed December 14, 2011.
31.1	Certification of Wong Jimmy Kent-Lam, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Kin Wah Ngai, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Wong Jimmy Kent-Lam, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Kin Wah Ngai, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

99.1	Audited Financial Statements of Living 3D Holdings, Inc. as of December 31, 2013 and 2012.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Calculation Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.	Filed herewith.

*   XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

LIVING 3D HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Living 3D Holdings, Inc.
(A Development Stage Company)

We have audited the consolidated balance sheets of Living 3D Holdings, Inc. and its Subsidiaries (collectively, the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, consolidated statements of shareholders' equity (deficit) and consolidated statements of cash flows for the years then ended and for the period from June 23, 2008 (inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Living 3D Holdings, Inc. and its Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended and for the period from June 23, 2008 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has minimal revenue to date and is dependent upon obtaining adequate financing to fulfill its development activities. These factors raise substantial doubts about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
April 14, 2014

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Stated in US dollars)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$54,349	$24,857
Due from related party	6,544	-
Other current assets	9,430	33
Total Current Assets	70,323	24,890

Property and equipment, net	480,072	-
TOTAL ASSETS	$550,395	$24,890

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$18,756	$18,756
Accrued liabilities and other payable	1,075,505	534,355
Due to related parties	120,056	184,807
Total Current Liabilities	1,214,317	737,918
Loan from related party	550,000	-
TOTAL LIABILITIES	$1,764,317	$737,918

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 90,000,000 shares authorized, 69,703,480 shares issued and outstanding at December 31, 2013 and December 31, 2012	69,704	69,704
Additional paid-in capital	(69,604)	(69,604)
Earnings (deficit) accumulated during the development stage	(1,357,727)	(713,128)
Accumulated other comprehensive income	809	-
Total Living 3D Holdings, Inc. shareholders’ equity	(1,356,818)	(713,028)
Non-controlling interest	142,896	-
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(1,213,922)	(713,028)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$550,395	$24,890

The accompanying notes are an integrated part of these consolidated financial statements

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income
(Stated in US dollars)
			From Inception (June 23, 2008) Through
	For the Years Ended December 31,		December 31,
	2013	2012	2013

Revenue	$6,104	$-	$164,896
Cost of Revenue	5,548	-	124,301
Gross Profit	556	-	40,595

Operating Expenses
General and administrative expenses	738,685	615,279	1,492,963
Total Operating Expenses	738,685	615,279	1,492,963

Income (Loss) from Operations	(738,129)	(615,279)	(1,452,368)
Other Income (Expenses)
Interest expenses	(6,806)	-	(6,806)
Other income (expenses)	(511)	1,027	600
Total Other Income (Expenses)	(7,317)	1,027	(6,206)

Net Loss	$(745,446)	$(614,252)	$(1,458,574)
Less: Net loss attributable to non-controlling interest	(100,847)	-	(100,847)
Net Loss Attributable to Living 3D Holdings, Inc.	$(644,599)	$(614,252)	$(1,357,727)

Comprehensive income (Loss)
Net Loss	(745,446)	(614,252)	(1,458,574)
Foreign currency translation gain	1,798	-	1,798
Total Comprehensive Income (Loss)	$(743,648)	$(614,252)	$(1,456,776)
Comprehensive loss attributable to non-controlling interest	(99,858)	-	(99,858)
Comprehensive loss attributable to Living 3D Holdings, Inc.	(643,790)	(614,252)	(1,356,918)

Basic and Diluted Earnings (Loss) per Common Share	(0.01)	(0.01)
Weighted Average Common Shares; Basic and Diluted	69,703,480	69,703,480
The accompanying notes are an integrated part of these consolidated financial statements

Living 3D Holdings, Inc. (A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit)
(Stated in US dollars)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Earnings (deficit) accumulated during the development stage	Total Living 3D Holdings, Inc. shareholders' equity (deficit)	Non-controlling interests	Total equity
	Shares	Amount
Balance as of June 23, 2008 (Date of Inception)	-	$-	$-	$-	$-	$-	$-	$-
Issuance of common stock	62,590,880	62,591	(62,591)	-	-	-	-	-
Net loss for the period	-	-	-	-	(897)	(897)	-	(897)
Balance as of December 31, 2008	62,590,880	$62,591	$(62,591)	$-	$(897)	$(897)	$-	$(897)
Net loss for the year	-	-	-	-	(3,200)	(3,200)	-	(3,200)
Balance as of December 31, 2009	62,590,880	$62,591	$(62,591)	$-	$(4,097)	$(4,097)	$-	$(3,200)
Net income for the year	-	-	-	-	23,914	23,914	-	23,914
Balance as of December 31, 2010	62,590,880	$62,591	$(62,591)	$-	$19,817	$19,817	$-	$23,914
Shares issued in reverse merger	7,112,600	7,113	(7,113)	-	-	-	-	-
Subscription receivable collected	-	-	100	-	-	100	-	100
Net loss for the year	-	-	-	-	(118,693)	(118,693)	-	(118,693)
Balance as of December 31, 2011	69,703,480	$69,704	$(69,604)	$-	$(98,876)	$(98,776)	$-	$(98,776)
Net loss for the year	-	-	-	-	(614,252)	(614,252)	-	(614,252)
Balance as of December 31, 2012	69,703,480	$69,704	$(69,604)	$-	$(713,128)	$(713,028)	$-	$(713,028)
Net loss for the year	-	-	-	-	(644,599)	(644,599)	(100,847)	(745,446)
Foreign currency translation gain	-	-	-	809	-	809	989	1,798
Non-controlling investor contribution	-	-	-	-	-	-	242,754	242,754
Balance as of December 31, 2013	69,703,480	$69,704	$(69,604)	$809	$(1,357,727)	$(1,356,818)	$142,896	$(1,213,922)

The accompanying notes are an integrated part of these consolidated financial statements

Living 3D Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Stated in US dollars)
			From Inception (June 23, 2008) Through December 31,
	For the Years Ended December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(745,446)	$(614,252)	$(1,458,574)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expenses	4,799	-	4,799
Changes in operating assets and liabilities:
Other current assets	(9,299)	-	(9,332)
Amounts due from related parties	(6,544)		(6,544)
Accounts payable	-	(1)	18,756
Accrued liabilities and other payable	481,124	477,840	1,015,479
CASH USED IN OPERATING ACTIVITIES	(275,366)	(136,413)	(435,416)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for the purchase of property and equipment	(425,275)	-	(425,275)
CASH USED IN INVESTING ACTIVITIES	(425,275)	-	(425,275)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	484,305	64,389	669,112
Collection of subscription receivable	-	-	100
Contribution from non-controlling investors	242,754	-	242,754
CASH PROVIDED BY FINANCING ACTIVITIES	727,059	64,389	911,966

Effect of exchange rate changes on cash and cash equivalents	3,074	-	3,074
NET INCREASE (DECREASE) IN CASH	29,492	(72,024)	54,349
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$24,857	$96,881	$-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$54,349	$24,857	$54,349

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	-
Interest paid	$-	-
The accompanying notes are an integrated part of these consolidated financial statements

LIVING 3D HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

Living 3D Holdings Ltd (“L3D”) was incorporated in the British Virgin Islands (the “BVI”) on June 23, 2008. L3D is a globally integrated enterprise that targets intersection of 3D technology and effective business. The Company specializes in the design, development, production, sale and marketing of “auto stereoscopic 3D” technology, or Auto 3D products, services and solutions. The products we market are based on "auto stereoscopic 3D" technology, or Auto 3D, which means that viewers are not required to wear 3D glasses in order to experience the 3D effects of the screen, and instant switching between two dimensional, or 2D, and 3D viewing is enabled.  We believe that this gives us a competitive advantage over other suppliers of 3D products requiring the use of a visor or glasses in order to experience a 3D effect.

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

L3D has the following wholly owned subsidiaries, Living 3D (Hong Kong) Ltd, 3D Capital Holdings Inc, Columbia College Hollywood International Limited and Living 3D Technology Group Limited. L3D and its subsidiaries are collectively referred to as L3D or the Company. L3D is a development stage company as defined by Accounting Standards Codification 915-15 (ASC 915-15) Accounting and Reporting by Development Stage Enterprises.

On December 8, 2011, L3D entered into a share exchange agreement (the "Share Exchange") with Living 3D Holdings, Inc. (formerly AirWare International Corp and formerly Concrete Casting Incorporated), a company incorporated in the State of Nevada on October 29, 1987. Under the Exchange Agreement Living 3D Holdings, Inc. ("Living 3D" or the “Company”) issued an aggregate of 62,590,880 shares of its common stock to the shareholders of the Company in exchange for all of the issued and outstanding securities of L3D. The Share Exchange closed on December 8, 2011. As a result of the Share Exchange, L3D became the Company's wholly-owned subsidiary.
 The transaction has been treated as a recapitalization of L3D and its subsidiaries, with Living 3D (the legal acquirer of L3D and its subsidiaries) considered the accounting acquiree, and L3D whose management took control of Living 3D (the legal acquiree of L3D) considered the accounting acquirer. The Company did not recognize goodwill or any intangible assets in connection with the transaction. All costs related to the transaction are being charged to operations as incurred. The 62,590,880 shares of common stock issued to the shareholders in conjunction with the Share Exchange have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

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

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of L3D, all of its wholly owned subsidiaries and 3D Science & Cultural Products International Exchange Center, a joint venture formed in June 18, 2013.  Although L3D only owns 45% equity interest in the joint venture, its two directors have actual control of the joint venture. Accordingly, the results of 3D Science & Cultural Products International Exchange Center are included in the consolidated statements of the Company (see Note 6).  All material inter-company accounts and transactions have been eliminated in consolidation.

C. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period including allowance for doubtful accounts, inventory provision, useful lives of property, plant and equipment, income taxes, derivative liability and stock-based compensation. Actual results when ultimately realized could differ from those estimates.

D. CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

E. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, other current assets, accounts payable, accrued liabilities and other payable, approximates their fair value at December 31, 2013 due to the relatively short-term nature of these instruments.

F. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on the straight-line basis (after taking into account the respective estimated residual values) over the estimated useful lives of property, plant and equipment. The principal useful lives and residual value are as follows:
	Estimated useful lives	Residual value

Building improvement	10 years	10%
Computer software	5 years	10%
Furniture	5 years	10%
Machinery and equipment	5 years	10%
Motor vehicles	5 years	10%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

G. REVENUE RECOGNITION

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer, including factors such as when persuasive evidence of an arrangement exists, delivery or service has performed, the sales price is fixed and determinable, and collectability is probable. The Company recognizes sales when the merchandise is shipped, title has passed to the customers or service is provided, and collectability is reasonably assured.

H. FOREIGN CURRENCY TRANSLATION

For financial reporting purposes, the financial statements of Living 3D Holdings Limited, its subsidiaries and joint venture, which are prepared in Hong Kong Dollar (“HKD”) and Renminbi (“RMB”), are translated into the Company's reporting currency, United States Dollars (“USD”). Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in the owners' equity.

The exchange rates used for the foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2013	7.8	7.8
Year ended December 31, 2012	7.8	7.8

The exchange rates used for the foreign currency translation were as follows (USD$1 = RMB):
Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2013	6.1171	6.1858

We follow FASB ASC 830-30, “Foreign Currency Translation”, for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.

The Company and all of its wholly owned subsidiaries maintain their books and accounting records in Hong Kong Dollars with the Hong Kong Dollars being the functional currency. 3D Science & Cultural Products International Exchange Center, the joint venture maintains its books and accounting records in Renminbi, which is also its functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date. Any translation gains (losses) are recorded in exchange reserve as a component of shareholders’ equity. Income and expenditures are translated at the average exchange rate of the year.

I. INCOME TAXES

Income tax expense is based on reported income before income taxes. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

J. RELATED PARTIES

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

K. IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.

L. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. These amendments provide guidance on releasing Cumulative Translation Adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of CTA in partial sales of equity method investments and in step acquisitions. For public entities, the amendments are effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

M. DEVELOPMENT STAGE

The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. At December 31, 2013, the Company has a working capital deficit and a deficit accumulated in the development stage of $1,357,727. The Company is primarily funded by Wong Jimmy Kent Lam, the Company’s Chief Executive Officer ("CEO") and principal owner. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property and equipment consist of the following:

	December 31, 2013	December 31, 2012
Building improvement	$16,594	$-
Computer software	3,883	-
Furniture	27,324	-
Machinery and equipment	67,898	-
Motor vehicles	33,678	-
	149,377	-
Less: Accumulated depreciation	(4,799)	-
Net	144,578	-
Construction in progress	335,494	-
	$480,072	$-

The depreciation expense for the years ended December 31, 2013 and 2012 was $4,799 and $0, respectively.

See Note 6 about the origin of the PP&E.

NOTE 5 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Jimmy Kent-Lam Wong, the Company’s CEO and principal owner
Kingdom Industry Group Inc., Jimmy Kent-Lam Wong is one of the two directors and owns 60% equity interest
China 3D Industrial Park Company Limited (“China 3D”), Jimmy Kent-Lam Wong is one of two directors of China 3D and owns 50% equity interest through his affiliates in China 3D. Chang Li, the Company's Chief Technology Officer and a director, is the second director of China 3D.

Due from Related Party

Due from related party consists of the following:

	December 31, 2013	December 31, 2012
Jimmy Kent-Lam Wong	$6,544	$-
Total	$6,544	$-

The above amount represents advance to Jimmy Kent-Lam Wong for business purpose.

Due to Related Parties

Due to related parties consists of the following:

	December 31, 2013	December 31, 2012
Jimmy Kent-Lam Wong	-	184,807
Kingdom Industry Group Inc.	35,000	-
China 3D	85,056	-
Total	$120,056	$184,807

The amounts due to related parties represent advances received to support the Company’s operations. They are unsecured, bearing no interest and repayable on demand.

Loan from Related Party

By the agreements dated August 28, 2013 and November 29, 2013, the Company obtained loans of $250,000 and $300,000, respectively, from Kingdom Industry Group Inc. The loans are unsecured, bearing interest of 7.33% per annum and are to be repayable within two years from the respective dates of the loan agreements.

NOTE 6 – NON-CONTROLLING INTEREST

On June 18, 2013, Living 3D (Hong Kong) Limited ("L3D-HK") entered into an agreement with China 3D Industrial Park Company Limited, a Chinese corporation ("China 3D"), and Tianjin 3D Technology Company Limited, a Chinese corporation ("Tianjin 3D"), to form a joint venture company, 3D Science & Cultural Products International Exchange Center. The principal activities of the joint venture company will be the provision of a platform for the exhibition and trading of 3D products and the transfer of 3D technology

The total capital of 3D Science & Cultural Products International Exchange Center will be RMB 10,000,000 (approximately US $1.6 million). L3D-HK and China 3D have each committed to contribute RMB 4,500,000 (approximately US $0.7 million) of such amount and each will own 45% of the joint venture. L3D-HK and China 3D are to make their respective capital contributions as follows: RMB 1,500,000 (approximately US $0.24 million) on or before July 31, 2013; RMB 1,500,000 (approximately US $0.24 million) on or before December 31, 2013; RMB 1,500,000 (approximately US $0.24 million) on or before May 31, 2014. Tianjin 3D will contribute certain assets valued at RMB 1,000,000 (approximately 0.2 million) for its equity interest of 10% in the joint venture.  Both L3D-HK and China 3D made their first capital contribution of RMB 1,500,000 (approximately $0.24 million) in August 2013. No additional contribution has been made as of the report date. In September 2013, 3D Science & Cultural Products International Exchange Center obtained its business license from the Administration of Industry and Commerce.

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

NOTE 7 – INCOME TAXES

Living 3D Holdings Ltd is registered in BVI and under the current laws of the BVI, is not subject to incomes taxes.

Living 3D (Hong Kong) Ltd is registered in Hong Kong and Hong Kong profits tax is calculated at 16.5% of the estimated assessable profit for the period.

Tianjin 3D is registered in PRC and is subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws.

On March 16, 2007, the National People’s Congress enacted a new enterprise income tax law, which took effect on January 1, 2008. The law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises.

No provision for income taxes has been made as all of the Company’s subsidiaries and joint venture suffered losses for the years ended December 31, 2013 and 2012.

A reconciliation of the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Tax Year
	2013	2012
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
Hong Kong corporate income tax rate	16.5%	16.5%
Net loss not subject to income tax	-16.5%	-16.5%
P.R. China corporate income tax rate	25.0%	25.0%
Net loss not subject to income tax	-25.0%	-25.0%
Provision for income tax	0.0%	0.0%

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes. The provision clarify the accounting for uncertainty in income taxes recognized in an Enterprise’s financial statements in accordance with the standard “Accounting for Income Taxes,”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of Accounting for Uncertainty in Income Taxes also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has evaluated and concluded that there is no significant uncertain tax positions required recognition in its financial statement.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events and the impact on the reported results and disclosures and determined that there have not been any events that would require to be reflected in the consolidated financial statements or the notes.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 2014

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

Signature and Title	Date
/s/ Wong Jimmy Kent-Lam Wong Jimmy Kent-Lam Chairman of the Board of Directors and Chief Executive Officer	April 14, 2014

/s/ Chang Li Chang Li Chief Technology Officer and Director	April 14, 2014

/s/ Kin Wah Ngai Kin Wah Ngai Chief Financial Officer, Secretary and Director	April 14, 2014