Form 10-Q
period 2014-03-31
LIVING 3D HOLDINGS, INC.
filed 2014-05-20
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at May 15, 2014
Common Stock, $.001 par value	69,703,480

	Form 10-Q Living 3D Holdings, Inc. March 31, 2014 Table of Contents
PART I – FINANCIAL INFORMATION		Page
Item 1.	Financial Statements.
	Consolidated Balance Sheets—As of March 31, 2014 (Unaudited) and December 31, 2013.	1
	Consolidated Statements of Operations and Comprehensive Income (Unaudited)—for the three months ended March 31, 2014 and 2013 and from June 23, 2008 (inception) to March 31, 2014.	2
	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2013 and the three months ended March 31, 2014 and from June 23, 2008 (inception) to March 31, 2014 (Unaudited).	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and from June 23, 2008 (inception) to March 31, 2014 (Unaudited).	4
	Notes to Consolidated Financial Statements (Unaudited).	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	14
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	14
Item 1A.	Risk Factors.	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14
Item 3.	Defaults Upon Senior Securities.	14
Item 4.	Mine Safety Disclosures.	14
Item 5.	Other Information.	14
Item 6.	Exhibits.	15
Signatures		16
Exhibits
Certifications

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Stated in US dollars)
	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$25,827	$54,349
Accounts receivable, net	2,262	-
Due from related party	6,544	6,544
Other current assets	1,823	9,430
Total Current Assets	36,456	70,323

Property and equipment, net	476,886	480,072
TOTAL ASSETS	$513,342	$550,395

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$18,756	$18,756
Accrued liabilities and other payables	1,158,745	1,075,505
Due to related parties	200,064	120,056
Total Current Liabilities	1,377,565	1,214,317
Loan from related party	550,000	550,000
TOTAL LIABILITIES	$1,927,565	$1,764,317

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 90,000,000 shares authorized, 69,703,480 shares issued and outstanding at March 31, 2014 and December 31, 2013	69,704	69,704
Additional paid-in capital	(69,604)	(69,604)
Earnings (deficit) accumulated during the development stage	(1,524,185)	(1,357,727)
Accumulated other comprehensive income	1,525	809
Total Living 3D Holdings, Inc. shareholders’ equity	(1,522,560)	(1,356,818)
Non-controlling interest	108,337	142,896
TOTAL SHAREHOLDER’S EQUITY (DEFICIT)	(1,414,223)	(1,213,922)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$513,342	$550,395

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income
(Stated in US dollars) (Unaudited)

	For the Three Months Ended March 31,		From Inception (June 23, 2008) Through March 31,
	2014	2013	2014

Revenue	$2,261	$6,104	$167,157
Cost of Revenue	2,256	5,548	126,557
Gross Profit	5	556	40,600

Operating Expenses
General and administrative expenses	191,988	110,067	1,684,951
Total Operating Expenses	191,988	110,067	1,684,951

Loss from Operations	(191,983)	(109,511)	(1,644,351)
Other Income (Expenses)
Interest expenses	(9,941)	-	(16,747)
Other income (expenses)	31	(94)	631
Total Other Expenses	(9,910)	(94)	(16,116)

Net Loss	$(201,893)	$(109,605)	$(1,660,467)
Less: Net loss attributable to non-controlling interest	(35,435)	-	(136,282)
Net Loss Attributable to Living 3D Holdings, Inc.	$(166,458)	$(109,605)	$(1,524,185)

Comprehensive Loss
Net Loss	(201,893)	(109,605)	(1,660,467)
Foreign currency translation gain	1,592	-	3,390
Total Comprehensive Loss	$(200,301)	$(109,605)	$(1,657,077)
Comprehensive loss attributable to non-controlling interest	(34,560)	-	(134,418)
Comprehensive loss attributable to Living 3D Holdings, Inc.	(165,741)	(109,605)	(1,522,659)

Basic and Diluted Loss per Common Share	(0.01)	(0.01)
Weighted Average Common Shares; Basic and Diluted	69,703,480	69,703,480

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc. (A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit)
(Stated in US dollars) (Unaudited)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Earnings (deficit) accumulated during the development stage	Total Living 3D Holdings, Inc. shareholders' equity (deficit)	Non-controlling interests	Total equity
	Shares	Amount
Balance as of June 23, 2008 (Date of Inception)	-	$-	$-	$-	$-	$-	$-	$-
Issuance of common stock	62,590,880	62,591	(62,591)	-	-	-	-	-
Net loss for the period	-	-	-	-	(897)	(897)	-	(897)
Balance as of December 31, 2008	62,590,880	$62,591	$(62,591)	$-	$(897)	$(897)	$-	$(897)
Net loss for the year	-	-	-	-	(3,200)	(3,200)	-	(3,200)
Balance as of December 31, 2009	62,590,880	$62,591	$(62,591)	$-	$(4,097)	$(4,097)	$-	$(3,200)
Net income for the year	-	-	-	-	23,914	23,914	-	23,914
Balance as of December 31, 2010	62,590,880	$62,591	$(62,591)	$-	$19,817	$19,817	$-	$23,914
Shares issued in reverse merger	7,112,600	7,113	(7,113)	-	-	-	-	-
Subscription receivable collected	-	-	100	-	-	100	-	100
Net loss for the year	-	-	-	-	(118,693)	(118,693)	-	(118,693)
Balance as of December 31, 2011	69,703,480	$69,704	$(69,604)	$-	$(98,876)	$(98,776)	$-	$(98,776)
Net loss for the year	-	-	-	-	(614,252)	(614,252)	-	(614,252)
Balance as of December 31, 2012	69,703,480	$69,704	$(69,604)	$-	$(713,128)	$(713,028)	$-	$(713,028)
Net loss for the year	-	-	-	-	(644,599)	(644,599)	(100,847)	(745,446)
Foreign currency translation gain	-	-	-	809	-	809	989	1,798
Non-controlling investor contribution	-	-	-	-	-	-	242,754	242,754
Balance as of December 31, 2013	69,703,480	$69,704	$(69,604)	$809	$(1,357,727)	$(1,356,818)	$142,896	$(1,213,922)
Net loss for the quarter	-	-	-	-	(166,458)	(166,458)	(35,435)	(201,893)
Foreign currency translation gain	-	-	-	716	-	716	876	1,592
Balance as of March 31, 2014	69,703,480	$69,704	$(69,604)	$1,525	$(1,524,185)	$(1,522,560)	$108,337	$(1,414,223)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Stated in US dollars) (Unaudited)
			From Inception (June 23, 2008) Through March 31, 2014
	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(201,893)	$(109,605)	$(1,660,467)
Adjustments to reconcile net income (loss) to net cash provided by operating activities: Depreciation expenses	6,436	-	11,235
Changes in operating assets and liabilities:
Accounts receivable	(2,262)	-	(2,262)
Other current assets	7,046	-	(2,286)
Amounts due from related parties	-	-	(6,544)
Accounts payable	-	-	18,756
Accrued liabilities and other payable	83,622	98,414	1,099,101
CASH USED IN OPERATING ACTIVITIES	(107,051)	(11,191)	(542,467)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for the purchase of property and equipment	(3,171)	-	(428,446)
CASH USED IN INVESTING ACTIVITIES	(3,171)	-	(428,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	81,730	22,045	750,842
Collection of subscription receivable	-	-	100
Contribution from non-controlling investors	-	-	242,754
CASH PROVIDED BY FINANCING ACTIVITIES	81,730	22,045	993,696

Effect of exchange rate changes on cash and cash equivalents	(30)	-	3,044
NET INCREASE (DECREASE) IN CASH	(28,522)	10,854	25,827
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$54,349	$24,857	$-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,827	$35,711	$25,827

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
The accompanying notes are an integral part of these unaudited consolidated financial statements

LIVING 3D HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

Living 3D Holdings Ltd (“L3D”) was incorporated in the British Virgin Islands (the “BVI”) on June 23, 2008. L3D is a globally integrated enterprise that targets the intersection of 3D technology and effective business. The Company specializes in the design, development, production, sale and marketing of “auto stereoscopic 3D” technology, or Auto 3D products, services and solutions. The products we market are based on "auto stereoscopic 3D" technology, or Auto 3D, which means that viewers are not required to wear 3D glasses in order to experience the 3D effects of the screen, and instant switching between two dimensional, or 2D, and 3D viewing is enabled.  We believe that this gives us a competitive advantage over other suppliers of 3D products requiring the use of a visor or glasses in order to experience a 3D effect.

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

The Company with its strategic partners has entered into a memorandum of understanding and has formed a joint venture, 3D Science & Cultural Products International Exchange Center in Tianjin, China that will enable the vendors from different countries around the world to showcase 3D technology and promote the sale and marketing of international 3D products.

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

On December 8, 2011, L3D entered into a share exchange agreement (the "Share Exchange") with Living 3D Holdings, Inc. (formerly AirWare International Corp and formerly Concrete Casting Incorporated), a company incorporated in the State of Nevada on October 29, 1987. Under the Share Exchange, Living 3D Holdings, Inc. ("Living 3D" or the “Company”) issued an aggregate of 62,590,880 shares of its common stock to the shareholders of the Company in exchange for all of the issued and outstanding securities of L3D. The Share Exchange closed on December 8, 2011. As a result of the Share Exchange, L3D became the Company's wholly-owned subsidiary.

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

For the sake of clarity, this Report follows the English naming convention of first name followed by last name, regardless of whether an individual’s name is Chinese or English. For example, the name of our President will be presented as "Jimmy Kent-Lam Wong," even though, in Chinese, his name would be presented as "Wong Jimmy Kent-Lam."

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America. The accompanying unaudited interim financial statements of Living 3D Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2013, as reported in Form 10-K, have been omitted.

B. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. At March 31, 2014, the Company has a working capital deficit and a deficit accumulated in the development stage of $1,524,185. The Company is primarily funded by Jimmy Kent Lam Wong, the Company’s Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property and equipment consist of the following:

	March 31, 2014	December 31, 2013
Building improvement	$18,802	$16,594
Computer software	3,883	3,883
Furniture	27,324	27,324
Machinery and equipment	67,898	67,898
Motor vehicles	33,678	33,678
	151,585	149,377
Less: Accumulated depreciation	(11,206)	(4,799)
Net	140,379	144,578
Construction in progress	336,507	335,494
	$476,886	$480,072

The depreciation expense for the period ended March 31, 2014 and the fiscal year ended December 31, 2013 was $6,436 and $4,799, respectively.

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
Qumran Electronic Technology Limited (“Qumran”), Mr. Jimmy Kent-Lam Wong’s wife owns 100% equity interest.

Due from Related Party

Due from related party consists of the following:

	March 31, 2014	December 31, 2013
Jimmy Kent-Lam Wong	6,544	6,544
Total	$6,544	$6,544

The above amount represents advance to Jimmy Kent-Lam Wong for business purpose.

Due to Related Parties

Due to related parties consists of the following:

	March 31, 2014	December 31, 2013
Kingdom Industry Group Inc.	35,000	35,000
China 3D	83,937	85,056
Qumran	81,127	-
Total	$200,064	$120,056

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

Both L3D-HK and China 3D made its first capital contribution of RMB 1,500,000 (approximately $0.24 million) in August 2013. No additional contribution from L3D-HK and China 3D has been made as of the report date. In September 2013, 3D Science & Cultural Products International Exchange Center obtained its business license from the Administration of Industry and Commerce.

Tianjin 3D has made its contribution on January 6, 2014 in the form of a customer list. Since the customer list was internally generated by Tianjin 3D with no historical carrying amounts recorded, the Company did not record a value for the contribution.

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

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results to differ materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our short operating history, limited  revenue and history of losses; (ii) our independent registered certified public accountants have expressed a going concern opinion; (iii) our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms acceptable to us; (iv) our ability to implement our business plan; (v) uncertainties regarding our ability to generate revenues and penetrate our market; (vi) economic and general risks relating to business; (vii) our ability to manage our costs of production; (viii) our ability to protect our intellectual property through patents and other intellectual property protection; (ix) our dependence on key personnel; (x) increased competition or our failure to compete successfully; (xi) our ability to keep pace with technological advancements in our industry; (xii) our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as required; (xiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, if it trades, lower our value and make it more difficult for us to raise capital; (xv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xvi) our ability to have our common stock trade in an active public market; (xvii) the price of our stock, if it trades, is likely to be highly volatile because of several factors, including a relatively limited public float; and (xviii) indemnification of our officers and directors.

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

Overview

Living 3D is a globally integrated enterprise that targets the intersection of 3D technology and effective business. The Company specializes in the design, development, production sale and marketing of “auto stereoscopic 3D” technology, or Auto 3D products, services and solutions. The products we market are based on "auto stereoscopic 3D" technology, or Auto 3D, which means that viewers are not required to wear 3D glasses in order to experience the 3D effects of the screen, and instant switching between two dimensional, or 2D, and 3D viewing is enabled.  We believe that this gives us a competitive advantage over other suppliers of 3D products requiring the use of a visor or glasses in order to experience a 3D effect.

The Company also provides technical and support services of 3D in software development, contents production, hardware configuration to a wide range of industries, including entertainment, education, consumer electronics, medical diagnosis, scientific research and, in particular, media and advertising. The Company aims at customizing product requirements and specifications in order to enhance the power of product display in business advertising and special operational environments.

The Company with its strategic partners has formed a joint venture, 3D Science & Cultural Products International Exchange Center in Tianjin, China that will enable the vendors from different countries around the world to showcase 3D technology and promote the sale and marketing of international 3D products.

Through innovative and reliable provision of products and services as well as collaboration with our strategic partners, the Company is embarking on the following new strategic directions:
*Enabling enterprises to fully exploit the power and capacity of 3D technology;
*Satisfying the full range of media display in business advertising and business operation;
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

The total capital of 3D Science & Cultural Products International Exchange Center will be RMB 10,000,000 (approximately US $1.6 million).  L3D-HK and China 3D have each committed to contribute RMB 4,500,000 (approximately US $0.7 million) of such amount and each will own 45% of the joint venture.  L3D-HK and China 3D are to make their respective capital contributions as follows: RMB 1,500,000 (approximately US $0.24 million) on or before July 31, 2013; RMB 1,500,000 (approximately US $0.24 million) on or before December 31, 2013; and RMB 1,500,000 (approximately US $0.24 million) on or before May 31, 2014. L3D-HK and China 3D had made its capital contribution on August 30, 2013 and August 1, 2013 respectively. Tianjin 3D will contribute certain assets valued at RMB 1,000,000 (approximately US $0.16 million) for its equity interest of 10% in the joint venture.

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

The following discussion summarizes the material changes in our results of operations and our financial condition for the three months ended March 31, 2014 and March 31, 2013.  The Statement of Operations is included in the Financial Statements attached to this report.  Please refer to the Statement of Operations.

Results of Operations for the three months ended March 31, 2014 and 2013

Results From Operations

Revenues.  For the three ended March 31, 2014 and March 31, 2013, revenues were $2,261 and $6,104, respectively, a decrease of $3,843.  The revenues for the three months ended March 31, 2014 were derived from sales of 3D technology products manufactured by third parties.  The decrease in revenue was due to a decrease in product sales in the quarter over the comparable period. Moreover, the Company is still in the early stage of development and its sales fluctuate.

Cost of Revenue.  The Company’s cost of revenue decreased to $2,256 from $5,548 in the period ended March 31, 2014 compared to the same period in 2013.  The decrease was due to the decrease in sales in the current period.

Gross Profit.  For the three months ended March 31, 2014, the gross profit was $5 compared with $556 for the same period in 2013. The decrease was because of the decrease in sales in the current period.

General and Administrative Expenses.   For the three months ended March 31, 2014 and March 31, 2013, general and administrative expenses were $191,988 and $110,067, respectively, an increase of $81,921.  The increase in such expenses was primarily attributable to the increase in the general and administrative expenses of the Company’s joint venture. The Company had no such investment in joint venture for the period ended March 31, 2013.

Operating (Loss) or Operating Income.  For the three months ended March 31, 2014, the operating loss was $(191,983) and, for the same period ended March 31, 2013, the operating loss was $(109,511), an increase of $82,472.  The increase of operating loss between the periods was explained by the increase in general and administrative expenses discussed above.

Interest Income (Expenses). The interest expenses for the period ended March 31, 2014 amounted to ($9,941) and ($-0-) for the period ended March 31, 2013. The interest expenses represented interest payable to Kingdom Industry Group, Inc. on advances of US$550,000. The loans bear interest of 7.33% per annum. There were no such advances in 2013.

Net (Loss) Attributable to Non-controlling interests. The net loss attributable to the non-controlling interests for the period ended March 31, 2014 amounted to ($35,435) compared with a net loss attributable to the non-controlling interests of ($-0- ) for the period ended March 31, 2013, an increase of $35,435. The net loss attributable to the non-controlling interest represented the share of the net loss by the non-controlling interests of 3D Science & Cultural Products International Exchange Center in Tianjin for the three months ended March 31, 2014. The Company had no such investment in the same period of 2013.

Net (Loss) Attributable to the Company.  For the three months ended March 31, 2014, the net loss attributable to the Company was ($166,458) compared with a net loss of ($109,605) for the period ended March 31, 2013, an increase of $56,853. The increase was primarily due to the increase in the general and administrative expenses and interest expenses as discussed above.

Income Tax Provision.  No provision for income tax benefit from net operating losses had been made for the periods ended March 31, 2014 and 2013 as we had fully reserved the asset until realization is more reasonably assured.

Comprehensive Income (Loss) Attributable to Non-controlling interest.  The comprehensive loss attributable to the non-controlling interests for the period ended March 31, 2014 was ($34,560) compared with ($-0 -) for the period ended March 31, 2013, an increase of $34,560.  This increase mainly resulted from the increase in general and administrative expenses attributable to the non-controlling interest of the Company’s joint venture. The Company had no such investment in 2013.

Comprehensive Income (Loss) Attributable to the Company.  The comprehensive loss attributable to the Company for the period ended March 31, 2014 was ($165,741) compared with ($109,605) for the period ended March 31, 2013, an increase of $56,136.  This increase was primarily due to the increase in general and administrative expenses and interest expenses as discussed above.

Liquidity and Capital Resources.  Cash and cash equivalents as of March 31, 2014 and December 31, 2013 totaled $25,827 and $54,349, respectively, a decrease of $28,522.  The decrease was attributable to the increase in funds used in operating activities which was partially offset by additional related party loans made to us by Qumran Electronic Technology Limited, a company controlled by Jimmy Kent-Lam Wong’s wife.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of equity securities. We had loans payable to Kingdom Industry Group Inc., a company controlled by Jimmy Kent-Lam Wong, in an aggregate principal amount of $550,000 at March 31, 2014  that do not contain any restrictive covenants restricting our ability to issue additional debt or equity securities.  We also financed operations by increasing our payables and liabilities due to third parties to $1,158,745 at March 31, 2014 from $1,075,505 at December 31, 2013, an increase of $83,240.  The increase is due principally to salaries accrued for the services of our officers in the period of 2014.  Our operation was further financed by increasing the amounts due to related party from $120,056 at December 31, 2013 to $200,064 at March 31, 2014. The increase represented advances from Qumran Electronic Technology Limited, a company controlled by Jimmy Kent-Lam Wong’s wife.

Our cash flows used for operating activities increased by $95,860 from $11,191 at March 31, 2013  to $107,051 at March 31, 2014, due principally to the increase in our general and administrative expenses and an increase in the expenses of the joint venture.

Our cash used in investing activities increased by $3,171, from $-0-at March 31, 2013 to $3,171 at March 31, 2014, due primarily to the purchase of the fixed assets for the Company’s joint venture.

Our cash from financing activities increased by $59,685, from $22,045 at March 31, 2013 to $81,730 at March 31, 2014, due principally to an increase in loans from related parties.

We will require substantial additional capital to develop a market for 3D products and implement our business plan.  We plan to pursue financing from private investors and institutions in and outside the PRC.  We do not have any commitments for additional financing. Such new financing could include equity, which would likely be dilutive to our shareholders, or debt, which would likely restrict our ability to borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to the rights of our current shareholders.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at March 31, 2014.

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

Related Parties.  A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company.  Related parties also include principal shareholders of the Company, its management, members of the immediate families of principal shareholders of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.  A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one of more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, such controls.

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

Living 3D Holdings, Inc.

Date: May 20, 2014	/s/ Jimmy Kent-Lam Wong Name: Jimmy Kent-Lam Wong Title: Chief Executive Officer and Chairman of the Board of Directors

Date: May 20, 2014	/s/ Kin Wah Ngai Name: Kin Wah Ngai Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.