Form 10-Q
period 2014-06-30
LIVING 3D HOLDINGS, INC.
filed 2014-08-19
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at August 14, 2014
Common Stock, $.001 par value	69,703,480

	Form 10-Q Living 3D Holdings, Inc. JUNE 30, 2014 Table of Contents
PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements.
	Consolidated Balance Sheets—As of June 30, 2014 (Unaudited) and December 31, 2013.	1
	Consolidated Statements of Operations and Comprehensive Income (Unaudited)—for the three and six months ended June 30, 2014 and 2013.	2
	Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the year ended December 31, 2013 and the six months ended June 30, 2014 (Unaudited).	3
	Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (Unaudited).	4
	Notes to Consolidated Financial Statements (Unaudited).	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15
Item 4.	Controls and Procedures.	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	16
Item 1A.	Risk Factors.	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16
Item 3.	Defaults Upon Senior Securities.	16
Item 4.	Mine Safety Disclosures.	16
Item 5.	Other Information.	16
Item 6.	Exhibits.	17
Signatures		18
Exhibits
Certifications

Living 3D Holdings, Inc.
Consolidated Balance Sheets
(Stated in US dollars)
	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,850	$54,349
Accounts receivable, net	8,512	-
Due from related party	6,544	6,544
Other current assets	289	9,430
Total Current Assets	19,195	70,323

Property and equipment, net	-	480,072
TOTAL ASSETS	$19,195	$550,395

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$24,397	$18,756
Accrued liabilities and other payables	1,157,834	1,075,505
Due to related parties	85,000	120,056
Total Current Liabilities	1,267,231	1,214,317
Loan from related party	300,000	550,000
TOTAL LIABILITIES	$1,567,231	$1,764,317

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 90,000,000 shares authorized, 69,703,480 shares issued and outstanding at June 30, 2014 and December 31, 2013	69,704	69,704
Additional paid-in capital	(69,604)	(69,604)
Accumulated deficit	(1,548,136)	(1,357,727)
Accumulated other comprehensive income	-	809
Total Living 3D Holdings, Inc. shareholders’ equity	(1,548,036)	(1,356,818)
Non-controlling interest	-	142,896
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,548,036)	(1,213,922)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$19,195	$550,395

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Operations (Unaudited)
(Stated in US dollars)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$6,251	$-	$8,512	$6,104
Cost of Revenue	5,642	-	7,898	5,548
Gross Profit	609	-	614	556

Operating Expenses
General and administrative expenses	145,918	125,457	337,906	235,524
Gain on disposal of joint venture	(126,848)	-	(126,848)	-
Total Operating Expenses	19,070	125,457	211,058	235,524

Loss from Operations	(18,461)	(125,457)	(210,444)	(234,968)
Other Income (Expenses)
Interest expenses	(5,482)	-	(15,423)
Other income (expenses)	(8)	32	23	(62)
Total Other Income (Expenses)	(5,490)	32	(15,400)	(62)

Net Loss	$(23,951)	$(125,425)	$(225,844)	$(235,030)
Less: Net loss attributable to non-controlling interest	-	-	(35,435)	-
Net Loss Attributable to Living 3D Holdings, Inc.	$(23,951)	$(125,425)	$(190,409)	$(235,030)

Comprehensive Loss
Net Loss	(23,951)	(125,425)	(225,844)	(235,030)
Foreign currency translation gain	-	-	1,592	-
Total Comprehensive Loss	$(23,951)	$(125,425)	$(224,252)	$(235,030)
Comprehensive loss attributable to non-controlling interest	-	-	(34,560)	-
Comprehensive loss attributable to Living 3D Holdings, Inc.	$(23,951)	$(125,425)	$(189,692)	$(235,030)

Basic and Diluted Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Common Shares; Basic and Diluted	69,703,480	69,703,480	69,703,480	69,703,480

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(Stated in US dollars) (Unaudited)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Living 3D Holdings, Inc. shareholders' equity (deficit)	Non-controlling interests	Total equity
	Shares	Amount
Balance as of December 31, 2013	69,703,480	$69,704	$(69,604)	$809	$(1,357,727)	$(1,356,818)	$142,896	$(1,213,922)
Net loss for the period	-	-	-	-	(190,409)	(190,409)	(35,435)	(225,844)
Foreign currency translation gain	-	-	-	716	-	716	876	1,592
Disposal of joint venture	-	-	-	(1,525)	-	(1,525)	(108,337)	(109,862)
Balance as of June 30, 2014	69,703,480	$69,704	$(69,604)	$-	$(1,548,136)	$(1,548,036)	$-	$(1,548,036)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars) (Unaudited)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(225,844)	$(235,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	6,436	-
Gain on disposal of Joint Venture	(126,848)	-
Changes in operating assets and liabilities
Accounts receivable	(8,512)	-
Other current assets	7,046	(24)
Accounts payable	5,641	-
Accrued liabilities and other payable	167,002	174,646
CASH USED IN OPERATING ACTIVITIES	(175,079)	(60,408)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for the purchase of property and equipment	(3,171)	-
Cash paid on disposal of joint venture	(3,949)	-
CASH USED IN INVESTING ACTIVITIES	(7,120)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	131,730	51,982
Collection of subscription receivable	-	-
Contribution from non-controlling investors	-	-
CASH PROVIDED BY FINANCING ACTIVITIES	131,730	51,982

Effect of exchange rate changes on cash and cash equivalents	(30)	-
NET INCREASE (DECREASE) IN CASH	(50,499)	(8,426)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$54,349	$24,857
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,850	$16,431
Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Forgiveness of loan and accrued interests from related party in connection with disposal of joint venture	260,844

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

In June 2013, the Company with its strategic partners has entered into a memorandum of understanding and has formed a joint venture, 3D Science & Cultural Products International Exchange Center in Tianjin, China that will enable the vendors from different countries around the world to showcase 3D technology and promote the sale and marketing of international 3D products. Effective April 1, 2014, the Company disposed of its entire equity interests in 3D Science & Cultural Products International Exchange Center.

At June 30, 2014, L3D has the following wholly owned subsidiaries: Living 3D (Hong Kong) Limited, 3D Capital Holdings Inc, Columbia College Hollywood International Limited and Living 3D Technology Group Limited. L3D and its subsidiaries are collectively referred to as L3D or the Company.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. The amendments in this Update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. In the quarter ended June 30, 2014, the Company has elected to early adopt this ASU by removing the inception to date information and all references to development stage.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. At June 30, 2014, the Company has a working capital deficit of $1,248,036 and an accumulated deficit of $1,548,136. The Company is primarily funded by Jimmy Kent-Lam Wong, the Company’s Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property and equipment consist of the following:

	June 30, 2014	December 31, 2013
Building improvement	$-	$16,594
Computer software	-	3,883
Furniture	-	27,324
Machinery and equipment	-	67,898
Motor vehicles	-	33,678
	-	149,377
Less: Accumulated depreciation	-	(4,799)
Net	-	144,578
Construction in progress	-	335,494
	$-	$480,072

The depreciation expense for the period ended June 30, 2014 and 2013 was $6,436 and $(-0-) respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Jimmy Kent-Lam Wong, the Company’s CEO, a director and principal shareholder
Kingdom Industry Group Inc., Jimmy Kent-Lam Wong is one of the two directors and owns 60% equity interest
China 3D Industrial Park Company Limited (“China 3D”), Jimmy Kent-Lam Wong is one of two directors of China 3D and owns 50% equity interest through his affiliates in China 3D. Chang Li, the Company's Chief Technology Officer and a director, is the second director of China 3D.

Due from Related Party

Due from related party consists of the following:
	June 30, 2014	December 31, 2013
Jimmy Kent-Lam Wong	6,544	6,544
Total	$6,544	$6,544

The above amount represents advance to Jimmy Kent-Lam Wong for business purpose.

Due to Related Parties

Due to related parties consists of the following:

	June 30, 2014	December 31, 2013
Kingdom Industry Group Inc.	85,000	35,000
China 3D	-	85,056
Total	$85,000	$120,056

The amounts due to related parties represent advances received to support the Company’s operations. They are unsecured, bearing no interest and repayable on demand.

Loan from Related Party

By the agreements dated August 28, 2013 and November 29, 2013, the Company obtained loans of $250,000 and $300,000, respectively, from Kingdom Industry Group Inc. The loans are unsecured, bearing interest of 7.33% per annum and are to be repayable within two years from the respective dates of the loan agreements. In connection with the disposal of 3D Science & Cultural Products International Exchange Center, the directors of Kingdom Industry Group, Inc. had elected to relinquish all their claims on the loan of $250,000 together with any accrued interests thereon (also see Note 7). The directors of Kingdom Industry Group Inc. confirmed that they would not have any claim whatsoever on the said loan.

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

The total capital of 3D Science & Cultural Products International Exchange Center will be RMB 10,000,000 (approximately $1.6 million). L3D-HK and China 3D have each committed to contribute RMB 4,500,000 (approximately $0.7 million) of such amount and each will own 45% of the joint venture. L3D-HK and China 3D are to make their respective capital contributions as follows: RMB 1,500,000 (approximately $0.24 million) on or before July 31, 2013; RMB 1,500,000 (approximately $0.24 million) on or before December 31, 2013; RMB 1,500,000 (approximately $0.24 million) on or before May 31, 2014. Tianjin 3D will contribute certain assets valued at RMB 1,000,000 (approximately $0.2 million) for its equity interest of 10% in the joint venture.

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

In June 2014, L3D-HK entered into an agreement to dispose of its entire equity interest in 3D Science & Cultural Products International Exchange Center to Excellent Plus Group Limited, an independent third party, effective on April 1, 2014, see Note 7.

NOTE 7 – DISPOSAL OF JOINT VENTURE

By a Sale and Purchase Agreement dated June 26, 2014, L3D-HK sold its 45% equity interest in 3D Science & Cultural Products International Exchange Center to Excellent Plus Group Limited, an independent third party for a consideration of $250,000. The decision was made because the management did not have sufficient experience at managing a joint venture. The consideration of $250,000 was satisfied through the forgiveness of debt of the same amount due to Kingdom Industry Group Inc. The Agreement provided that the sale and purchase of the 45% equity interest would be effective as of April 1, 2014. The disposition resulted in a gain of $126,848, which was reported as “gain on disposal of joint venture” included in operating expense for the period ended June 30, 2014.

The Company determined that disposal of joint venture did not constitute a discontinued operation, as the Company anticipated that it will generate significant continuing cash flows from the customers of the disposed joint venture.

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

By a Sale and Purchase Agreement dated June 26, 2014, L3D-HK had sold its 45% of 3D Science & Cultural Products International Exchange Center to Excellent Plus Group Limited, an independent third party at a consideration of US$250,000, effectively on April 1, 2014. The consideration of US$250,000 was satisfied by the forgiveness of debt of the same amount due to Kingdom Industry Group Inc.

The following discussion summarizes the material changes in our results of operations and our financial condition for the three and six months ended June 30, 2014 and June 30, 2013.  The Statement of Operations is included in the Financial Statements attached to this report.  Please refer to the Statement of Operations.

Results of Operations for the three months ended June 30, 2014 and 2013

Results From Operations

Revenues.  For the three ended June 30, 2014 and June 30, 2013, revenues were $6,251 and $(-0-), respectively, an increase of $6,251.  The revenues for the three months ended June 30, 2014 were derived from sales of 3D technology products manufactured by third parties.  The increase in revenue was due to an increase in product sales in the quarter over the comparable period. Moreover, the Company is still in the early stage of development and its sales fluctuate.

Cost of Revenue.  The Company’s cost of revenue increased to $5,642 from $(-0-) in the period ended June 30, 2014 compared to the same period in 2013.  The increase was due to the increase in sales in the current period.

Gross Profit.  For the three months ended June 30, 2014, the gross profit was $609 compared with $(-0-) for the same period in 2013. The increase was because of the increase in sales in the current period.

General and Administrative Expenses.   For the three months ended June 30, 2014 and June 30, 2013, general and administrative expenses were $145,918 and $125,457, respectively, an increase of $20,461.  The increase in such expenses was primarily attributable to the increase in overseas travelling expenses incurred in the promotion of the Company’s business and legal fees.

Gain on disposal of joint venture.  For the three months ended June 30, 2014 and June 30, 2013, gain on disposal of subsidiary were $126,848 and $(-0-), respectively, an increase of $126,848. The increase was primarily due to the net gain on the disposal of the Company’s interests of 3D Science & Cultural Products International Exchange Center in Tianjin on April 1, 2014 to Excellent Plus Group Limited.

Operating (Loss) or Operating Income.  For the three months ended June 30, 2014, the operating loss was $(18,461) and, for the same period ended June 30, 2013, the operating loss was $(125,457), a decrease of $106,996.  The decrease of operating loss between the periods was explained by the increase in general and administrative expenses and gain on disposal of joint venture discussed above.

Interest Income (Expenses). The interest expenses for the period ended June 30, 2014 amounted to ($5,482) and ($-0-) for the period ended June 30, 2013. The interest expenses represented interest payable to Kingdom Industry Group, Inc. on an advance of US$300,000. The loan bears interest of 7.33% per annum. There was no such advance in 2013.

Income Tax Provision.  No provision for income tax benefit from net operating losses had been made for the periods ended June 30, 2014 and 2013 as the Company had fully reserved the asset until realization is more reasonably assured.

Net (Loss).  For the three months ended June 30, 2014, the net loss attributable to the Company was ($23,951) compared with a net loss of ($125,425) for the period ended June 30, 2013, a decrease of $101,471. The decrease was primarily due to the gain on disposal of the Company’s joint venture in 3D Science & Cultural Products International Exchange Center which was partially offset by the increase in the general and administrative expenses as discussed above.

Results of Operations for the six months ended June 30, 2014 and 2013

Results From Operations

Revenues.  For the six ended June 30, 2014 and June 30, 2013, revenues were $8,512 and $6,104, respectively, an increase of $2,408.  The revenues for the six months ended June 30, 2014 were derived from sales of 3D technology products manufactured by third parties.  The increase in revenue was due to an increase in product sales in the six months’ period over the comparable period. Moreover, the Company is still in the early stage of development and its sales fluctuate.

Cost of Revenue.  The Company’s cost of revenue increased to $7,898 from $5,548 in the period ended June 30, 2014 compared to the same period in 2013.  The increase was due to the increase in sales in the current period.

Gross Profit.  For the six months ended June 30, 2014, the gross profit was $614 compared with $556 for the same period in 2013. The increase was because of the increase in sales in the current period.

General and Administrative Expenses.   For the six months ended June 30, 2014 and June 30, 2013, general and administrative expenses were $337,906 and $235,524, respectively, an increase of $102,382.  The increase in such expenses was primarily attributable to the increase in the general and administrative expenses of the Company’s joint venture which was disposed of effective April 1, 2014. The Company had no such investment in joint venture for the period ended June 30, 2013.

Gain on disposal of joint venture.  For the six months ended June 30, 2014 and June 30, 2013, gain on disposal of subsidiary were $126,848 and $(-0-), respectively, an increase of $ 126,848. The increase was primarily due to the net gain on the disposal of the Company’s interest in 3D Science & Cultural Products International Exchange Center in Tianjin effective April 1, 2014 to Excellent Plus Group Limited.

Operating (Loss) or Operating Income.  For the six months ended June 30, 2014, the operating loss was $(210,444) and, for the same period ended June 30, 2013, the operating loss was $(234,968), a decrease of $24,524.  The decrease of operating loss between the periods was explained by the increase in general and administrative expenses and gain on disposal of joint venture discussed above.

Interest Income (Expenses). The interest expenses for the period ended June 30, 2014 amounted to ($15,423) and ($-0-) for the period ended June 30, 2013. The interest expenses represented interest payable to Kingdom Industry Group, Inc. on advances of US$550,000. The loans bear interest of 7.33% per annum. Kingdom Industry Group, Inc. has partially waived its claim on the advances amounting to US$250,000 and any accrued interests thereon on June 26, 2014. There were no such advances in 2013.

Net (Loss) Attributable to Non-controlling interests. The net loss attributable to the non-controlling interests for the period ended June 30, 2014 amounted to ($35,435) compared with a net loss attributable to the non-controlling interests of ($-0- ) for the period ended June 30, 2013, an increase of $35,435. The net loss attributable to the non-controlling interest represented the share of the net loss by the non-controlling interests of 3D Science & Cultural Products International Exchange Center in Tianjin for the three months ended March 31, 2014. The joint venture had been disposed of effective April 1, 2014.The Company had no such investment in the same period of 2013.

Net (Loss) Attributable to the Company.  For the six months ended June 30, 2014, the net loss attributable to the Company was ($190,409) compared with a net loss of ($235,030) for the period ended June 30, 2013, a decrease of $44,611. The decrease was primarily due to the increase in the general and administrative expenses which was offset by gain on disposal of joint venture as discussed above.

Income Tax Provision.  No provision for income tax benefit from net operating losses had been made for the periods ended June 30, 2014 and 2013 as we had fully reserved the asset until realization is more reasonably assured.

Comprehensive Income (Loss) Attributable to Non-controlling interests.  The comprehensive loss attributable to the non-controlling interests for the period ended June 30, 2014 was ($34,560) compared with ($-0-) for the period ended June 30, 2013, an increase of $34,560.  This increase mainly resulted from the increase in general and administrative expenses attributable to the non-controlling interest of the Company’s joint venture which was disposed of effective April 1, 2014. The Company had no such investment in 2013.

Comprehensive Income (Loss) Attributable to the Company.  The comprehensive loss attributable to the Company for the period ended June 30, 2014 was ($189,692) compared with ($235,030) for the period ended June 30, 2013, a decrease of $45,338.  This decrease was primarily due to the increase in general and administrative expenses which were offset by gain on disposal of joint venture as discussed above.

Liquidity and Capital Resources.  Cash and cash equivalents as of June 30, 2014 and December 31, 2013 totaled $3,850 and $54,349, respectively, a decrease of $50,499.  The decrease was attributable to the increase in funds used in operating activities which was partially offset by additional related party loans made to us by Kingdom Industry Group, Inc., a company controlled by Jimmy Kent-Lam Wong.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of equity securities. We had loans payable to Kingdom Industry Group Inc., a company controlled by Jimmy Kent-Lam Wong, in an aggregate principal amount of $300,000 at June 30, 2014  that do not contain any restrictive covenants restricting our ability to issue additional debt or equity securities.  We also financed operations by increasing our payables and liabilities due to third parties to $1,157,834 at June 30, 2014 from $1,075,505 at December 31, 2013, an increase of $82,329.  The increase is due principally to salaries accrued for the services of our officers in the period of 2014.

Our cash flows used for operating activities increased by $114,671 from $60,408 at June 30, 2013  to $175,079 at June 30, 2014, due principally to the increase in our general and administrative expenses and an increase in the expenses of the joint venture.

Our cash used in investing activities increased by $7,120, from $(-0-) at June 30, 2013 to $7,120 at June 30, 2014, due primarily to the purchase of the fixed assets for the Company’s joint venture and the cash paid on disposal of the interest in the joint venture.

Our cash from financing activities increased by $79,748, from $51,982 at June 30, 2013 to $131,730 at June 30, 2014, due principally to an increase in loans from related parties.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, such controls.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                Defaults upon Senior Securities.

None.

Item 4.                                Mine Safety Disclosures.

Not applicable.

Item 5.                                Other Information.

None.

Item 6.                                Exhibits.

(c)	Exhibits.

10.1	Sale and Purchase Agreement by and between Living 3D (Hong Kong) Limited and Excellent Plus Group Limited dated June 26, 2014.
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Living 3D Holdings, Inc.

Date: August 19, 2014	/s/ Jimmy Kent-Lam Wong Name: Jimmy Kent-Lam Wong Title: Chief Executive Officer and Chairman of the Board of Directors

Date: August 19, 2014	/s/ Kin Wah Ngai Name: Kin Wah Ngai Title: Chief Financial Officer and Director

Index to Exhibits

10.1	Sale and Purchase Agreement by and between Living 3D (Hong Kong) Limited and Excellent Plus Group Limited dated June 26, 2014.
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.