Form 10-K
period 2014-12-31
LIVING 3D HOLDINGS, INC.
filed 2015-04-15
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                        Accelerated filer  ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of June 30, 2014, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price ($0.43) of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was: $2,637,580.

There were 69,703,480 shares of the registrant’s common stock issued and outstanding as of April 15, 2015.

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements.  These forward-looking statements include, among other things, statements relating to:

•	our ability to find suitable markets for and increase sales of the existing products we offer and develop and commercialize new products;

•	our ability to successfully source manufacturing capacity for the products we offer;

•	our reliance on intellectual property rights held by our director and principal shareholder;

•	our ability to obtain additional capital in future years to fund expansion of our product line, new marketing initiatives and/or acquisitions;

•	economic, political, regulatory, legal and foreign exchange risks associated with our operations; or

•	the loss of key members of our senior management.

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

•	"Exchange Act" refers to the Securities Exchange Act of 1934, as amended;

•	"PRC," "China," and "Chinese," refer to the People’s Republic of China (excluding Hong Kong, Macau and Taiwan);

•	"Securities Act" refers to the Securities Act of 1933, as amended;

•	"U.S. dollars," "dollars" and "$" refer to the legal currency of the United States;

•	"HK Dollars" refers to Hong Kong dollars, the legal currency of Hong Kong.

•	"Renminbi" and "RMB" refers to the legal currency of the People’s Republic of China.

Unless otherwise stated, we have translated balance sheet amounts with the exception of equity at December 31, 2014 at HK Dollars 7.8 and RMB 6.2061 to US $1.00 and at HK dollars 7.8 and RMB 6.1171 to US $1.00 at December 31, 2013.  We have stated equity accounts at their historical rates.  The average translation rates applied to income statement accounts for the year ended December 31, 2014 were at HK Dollars 7.8 and RMB 6.1610 and HK Dollars 7.8 and RMB 6.1858 for the year ended December 31, 2013.  We make no representation that the HK Dollars, Renminbi or U.S. dollar amounts referred to in this annual report could have been or could be converted into U.S. dollars, HK Dollars or Renminbi as the case may be, at any particular rate or at all.

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

Where to Obtain More Information

We are a reporting company under the Exchange Act. You may obtain annual, quarterly, and special reports and other information that we file with the Securities and Exchange Commission (“SEC”).  You may read and copy any document that we file with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Electronic filings filed on or after July 1, 1992 are available via the Electronic Data Gathering Analysis and Retrieval System (“EDGAR”) at the public reference facility.  The SEC also maintains a web site that contains reports, proxy and information statements and other materials that are filed through EDGAR which can be accessed at http://www.sec.gov.

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

          Through innovative and reliable provision of products and services as well as collaboration with other strategic partners, the Company is embarking on the following new strategic directions:

•	Enabling enterprises to fully exploit the power and capacity of 3D technology;

•	Satisfying the full range of media display in business advertising and business operation;

•	Enabling a truly integrated solution for 3D applications and powerful display specially customized for business requirements and operations; and

•	Developing and delivering a comprehensive low cost media content development and productivity environment

We market our 3D technologies and products under our Living 3D brand in the PRC.

Corporate History

Concrete Casting was incorporated on October 28, 1987 in the state of Nevada under the name Staco Incorporated.  It was organized for the purpose of conducting business as a transfer agent.  This business was unsuccessful as a transfer agent and became inactive.  The business remained inactive until November 30, 2001, when it acquired certain assets from Cordell Henrie, a sole proprietor doing business as "Concrete Casting" and he became its president.  Staco Incorporated changed its name to Concrete Casting Incorporated on January 17, 2002.  The assets acquired included drawings, plans and concepts regarding the design of replicas of antiquities to be cast in concrete and marketed to the U.S. landscaping market.  From such point through December 31, 2007, Concrete Casting focused on concrete products though its emphasis changed from replicas of antiquities to construction applications, such as casted window wells and water features for landscaping use. Mr. Henrie eventually was no longer able to devote the time necessary to Concrete Casting’s product development and he resigned as an officer and a director as of December 31, 2007.  Because Concrete Casting's development in the concrete casting business was not sufficiently mature to make it commercially viable, the decision was made to shut down development of concrete products and discontinue those operations.

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

Recent Development

On June 18, 2013, Living 3D (Hong Kong) Limited ("L3D-HK") entered into an agreement with China 3D Industrial Park Company Limited, a Chinese corporation ("China 3D"), and Tianjin 3D Technology Company Limited, a Chinese corporation ("Tianjin 3D"), to form a joint venture company, 3D Science & Cultural Products International Exchange Center. The principal activities of the joint venture company were to be the provision of a platform for the exhibition and trading of 3D products and the transfer of 3D technology.

              The total capital of 3D Science & Cultural Products International Exchange Center was RMB 10,000,000 (approximately US $1.6 million).  L3D-HK and China 3D each committed to contribute RMB 4,500,000 (approximately US $0.7 million) of such amount and each owned 45% of the joint venture.  L3D-HK and China 3D made  their respective capital contributions as follows: RMB 1,500,000 (approximately US $0.24 million) on or before July 31, 2013; RMB 1,500,000 (approximately US $0.24 million) on or before December 31, 2013; and RMB 1,500,000 (approximately US $0.24 million) on or before May 31, 2014. L3D-HK and China 3D had made their capital contribution on August 30, 2013 and August 1, 2013 respectively. Tianjin 3D contributed certain assets valued at RMB 1,000,000 (approximately US $0.16 million) for its equity interest of 10% in the joint venture.

              Jimmy Kent-Lam Wong, the Company's CEO, a director and principal shareholder, is also one of two directors of China 3D and through his affiliates owns a 50% interest in China 3D.  Chang Li, the Company's former Chief Technology Officer and a former director, was the second director of China 3D.  Additionally, Chang Li was the sole director and shareholder of Tianjin 3D, which also owned a 50% interest in China 3D.

              By a Sale and Purchase Agreement dated June 26, 2014, L3D-HK had sold its 45% of 3D Science & Cultural Products International Exchange Center to Excellent Plus Group Limited, an independent third party for a consideration of US$250,000, effective on April 1, 2014. The consideration of US$250,000 was satisfied by the forgiveness of debt of the same amount due to Kingdom Industry Group Inc.

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

Intellectual Property

We rely on certain intellectual property rights held by Jimmy Kent-Lam Wong, who is  a director and principal shareholder, for the manufacture of the 3D products we have marketed and sold to date.  He has licensed these rights on an informal, as needed basis, to third party manufacturers and to us to enable us to make the sales we have made to date.  Such intellectual property consists principally of trade secrets and know-how.  The owner of the intellectual property has not explored whether it may be protectable by patents.  We have not paid any compensation to the license holder for these licenses.  These licenses have been verbal and the license holder is under no obligation to continue to offer us such licenses in the future, nor have the licenses included any terms other than the implied right to use the intellectual property to manufacture the products we have sold to date.  For example, the verbal licenses have not included any indemnification provision to protect us if the products infringe on any third-party intellectual property rights, or any representations or warranties with regard to non-infringement or other matters.  Accordingly, we may have liability for infringement or similar matters that arise with respect to the products we have sold to date.  We can offer no assurance that we will be able to obtain future licenses on terms acceptable to us, or on any terms, or to successfully develop or contract for the development of new designs to enable us to manufacture new products for sale in the future.

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

We rely on the trade secrets and know-how of one of our directors and principal shareholders to produce the products we sell.  We have not entered into confidentiality or invention assignment or license agreements with such party.  Nor have we or such party entered into similar agreements with our third party manufacturers.  We do, however, generally divide the steps for production of our products among different manufacturers according to their expertise and specialization and to protect our trade secrets.  Moreover, no assurance can be given that third parties will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

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

Facilities

     We have an office in the United States at 109 Lafayette Street, Suite 802, New York, New York 10013.  Our office in Hong Kong is located at Room 512, 5/F., Beverly Commercial Center, No. 87-105 Chatham Road South, Tsimshatsui,  Kowloon, Hong Kong.  We have no other facilities.

Employees

As of December 31, 2014, we had no full-time employees.

Corporate Information

The Company's principal executive offices in the United States are located at 109 Lafayette Street, Suite 802, New York, New York 10013.

Item 1A.                      Risk Factors.

Not applicable.

Item 1B.                      Unresolved Staff Comments.

None.

Item 2.                          Properties.

          Our executive office in Hong Kong consists of approximately 400 square feet located at Room 512, 5/F., Beverly Commercial Center, No. 87-105 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.  The lease commenced on March 1, 2015 and continues through February 28, 2017.  We share this space with other affiliates of our CFO and do not pay rent.  Our offices in the United States are located at 109 Lafayette Street, Suite 802, New York, New York 10013.  This office is furnished to us by an individual at no charge.

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

PART II

Item 5.                                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

       The common stock of the Company is quoted on the OTC Bulletin Board under the symbol “LTDH” (previously “CCSG”).  Although our common stock is quoted on the OTC Bulletin Board, it has traded sporadically with no significant volume.  Consequently, the information provided below may not be indicative of the price of our common stock under different conditions. The high/low closing prices of our common stock were as follows for the periods below.  The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Close	Low Close
Year Ended December 31, 2014
1st Quarter	$0.20	$0.20
2nd Quarter	$0.43	$0.20
3rd Quarter	$0.46	$0.07
4th Quarter	$0.16	$0.12

Year Ended December 31, 2013
1st Quarter	$0.25	$0.25
2nd Quarter	$0.25	$0.25
3rd Quarter	$0.51	$0.01
4th Quarter	$0.51	$0.22

Holders of Common Stock

As of April 15, 2015, we had approximately 75 stockholders of record for our common stock.

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

As of April 15, 2015, the Company does not have in place any equity compensation plans.

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

       We market 3D technologies and products under our Living 3D brand in the PRC.  Given sufficient capital, we plan to build our revenues by focusing on direct sales and sales to retail distributors in selected markets. The following discussion summarizes the material changes in our results of operations and our financial condition for the years ended December 31, 2014 and December 31, 2013.

Operating Results

For the Years Ended December 31, 2014 and 2013

The Statement of Operations is included in the Financial Statements attached to this annual report.  Please refer to this Statement of Operations.

Results from Operations

Revenues.  For the years ended December 31, 2014 and December 31, 2013, revenues were $8,512 and $6,104, respectively, an increase of $2,408.  The revenues for the year ended December 31, 2014 were derived from sales of 3D technology products manufactured by third parties.  The increase in revenue was due to an increase in product sales in the twelve months’ period over the comparable period. Moreover, the Company is still in the early stage of development and its sales fluctuate.

Cost of Revenue.  The Company’s cost of revenue increased to $7,898 from $5,548 in the year ended December 31, 2014 compared to the same period in 2013.  The increase was due to the increase in sales in the current year.

Gross Profit.  For the year ended December 31, 2014, the gross profit was $614 compared with $556 for the same period in 2013. The increase was because of the increase in sales in the current year.

General and Administrative Expenses.   For the years ended December 31, 2014 and December 31, 2013, general and administrative expenses were $612,547 and $738,685, respectively, a decrease of $126,138.  The decrease in such expenses was primarily attributable to the decrease in the general and administrative expenses of the Company’s joint venture which was disposed of effective April 1, 2014.

Gain on disposal of joint venture.  For the years ended December 31, 2014 and December 31, 2013, gain on disposal of joint venture was $126,848 and $(-0-), respectively, an increase of $ 126,848. The increase was primarily due to the net gain on the disposal of the Company’s interest in 3D Science & Cultural Products International Exchange Center in Tianjin effective April 1, 2014 to Excellent Plus Group Limited.

Operating (Loss) or Operating Income.  For the year ended December 31, 2014, the operating loss was $(485,085) and, for the same year ended December 31, 2013, the operating loss was $(738,129), a decrease of $253,044.  The decrease of operating loss between the years was explained by the decrease in general and administrative expenses which were further aggravated by the gain on disposal of joint venture discussed above.

Interest Income (Expenses). The interest expenses for the year ended December 31, 2014 amounted to ($26,509) and ($6,806) for the year ended December 31, 2013. The interest expenses represented interest payable to Kingdom Industry Group, Inc. on advances of US$300,000. The loan bears interest of 7.33% per annum.

          Net (Loss) Attributable to Non-controlling interests. The net loss attributable to the non-controlling interests for the year ended December 31, 2014 amounted to ($35,435) compared with a net loss attributable to the non-controlling interests of ($100,847) for the year ended December 31, 2013, a decrease of $(65,412). The decrease was primarily attributable to the decrease in general and administrative expenses. The net loss attributable to the non-controlling interest of ($35,435) for the year ended December 31, 2014 represented the share of the net loss by the non-controlling interests of 3D Science & Cultural Products International Exchange Center in Tianjin for the three months ended March 31, 2014. The joint venture had been disposed of effective April 1, 2014.

Net (Loss) Attributable to the Company.  For the year ended December 31, 2014, the net loss attributable to the Company was ($476,273) compared with a net loss of ($644,599) for the year ended December 31, 2013, a decrease of ($168,326). The decrease was primarily due to the decrease in the general and administrative expenses which were further aggravated by the gain on disposal of joint venture as discussed above.

Income Tax Provision.  No provision for income tax benefit from net operating losses had been made for the years ended December 31, 2014 and 2013 as we had fully reserved the asset until realization is more reasonably assured.

Comprehensive Income (Loss) Attributable to Non-controlling interests.  The comprehensive loss attributable to the non-controlling interests for the year ended December 31, 2014 was ($34,559) compared with ($99,858) for the year ended December 31, 2013, a decrease of (65,299).  This decrease mainly resulted from the decrease in general and administrative expenses attributable to the non-controlling interest of the Company’s joint venture which was disposed of effective April 1, 2014.

Comprehensive Income (Loss) Attributable to the Company.  The comprehensive loss attributable to the Company for the year ended December 31, 2014 was ($475,557) compared with ($643,790) for the year ended December 31, 2013, a decrease of (168,233).  This decrease was primarily due to the decrease in general and administrative expenses which were further aggravated by the gain on disposal of joint venture as discussed above.

Liquidity and Capital Resources.  Cash and cash equivalents as of December 31, 2014 and December 31, 2013 totaled $3,691 and $54,349, respectively, a decrease of $50,658.  The decrease was attributable to the increase in funds used in operating activities which was partially offset by additional related party loans made to us by Kingdom Industry Group, Inc., a company controlled by Jimmy Kent-Lam Wong.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of equity securities. We had loans payable to Kingdom Industry Group Inc., a company controlled by Jimmy Kent-Lam Wong, in an aggregate principal amount of $300,000 at December 31, 2014  that do not contain any restrictive covenants restricting our ability to issue additional debt or equity securities.  We also financed operations by increasing our payables and liabilities due to third parties to $1,401,771 at December 31, 2014 from $1,075,505 at December 31, 2013, an increase of $326,266.  The increase is due principally to salaries accrued for the services of our officers in the year of 2014.

Our cash flows used for operating activities decreased by $61,231 from $275,366 at December 31, 2013  to $214,135 at December 31, 2014, due principally to the decrease in our general and administrative expenses and a decrease in the expenses of the joint venture.

Our cash used in investing activities decreased by $418,155, from $425,275 at December 31, 2013 to $7,120 at December 31, 2014, due primarily to the purchase of the fixed assets for the Company’s joint venture in 2013. The Company had disposed its joint venture in April 2014.

        Our cash from financing activities decreased by $556,432, from $727,059 at December 31, 2013 to $170,627 at December 31, 2014, due principally to a decrease in loans from related parties.

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

Off-Balance Sheet Arrangements

       There were no off-balance sheet arrangements at December 31, 2014.

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

Foreign Currency Translation.  For financial reporting purposes, the financial statements of the Company, which are prepared in Hong Kong Dollars ("HKD") and Renminbi, are translated into the Company's reporting currency, United States Dollars ("USD").  Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.  Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in the shareholders’ equity.

We follow FASB ASC 80-30, "Foreign Currency Translation", for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars.  Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in shareholders' equity.
We maintain our books and accounting records in HKD and Renminbi, with HKD and Renminbi being the functional currencies.  Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates.  Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date.  Any translation gains (losses) are recorded in exchange reserve as a component of shareholders’ equity.  Income and expenditures are translated at the average exchange rate of the year.

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

Item 9.                         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                      Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

       Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on his evaluation as of December 31, 2014, the end of the period covered by this annual report on Form 10-K, he concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act, including this annual report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of our annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, such controls.

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

Name	Age	Position
Jimmy Kent-Lam Wong	44	Chairman of the Board of Directors and Chief Executive Officer
Chang Li(1)	57	Former Chief Technology Officer and Director
Kin Wah Ngai	61	Chief Financial Officer, Secretary and Director
(1) Mr. Li ceased to be a Director and Chief Technology Officer with effect from October 3, 2014.

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

Chang Li, Former Chief Technology Officer and Director. Mr. Li had served as our Chief Technology Officer and a member of our Board of Directors from 2009 to October 2014.  From 1999 to the present, Mr. Li has been the chairman of Tianjin 3D Imaging Technique Co. Ltd., an entity engaged in 3D research.   He received his B. Eng.D from Hebei Technology Institute.  He intended to devote approximately 50% of his time to our business.  Mr. Li held no public company directorships other than with the Company and currently for the previous five years.

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

Board of Directors and Committee Meetings

Our Board of Directors held three meetings during the fiscal year ended December 31, 2014.  In addition, our Board of Directors acted by unanimous written consent during fiscal year ended December 31, 2014.  Each of our directors attended 100% of the meetings of the Board of Directors and the committees on which they served in the fiscal year ended December 31, 2014. Our directors are expected, absent exceptional circumstances, to attend all board meetings and meetings of any committees on which they serve.

Committees of the Board of Directors

We do not have Audit, Compensation or Nominating and Governance Committees. Our full Board of Directors discharges the duties that such committees would normally have. We do not have such committees because of our stage of development and because our Board of Directors consists of only two members.  Mr. Wong is our Chairman of the Board of Directors.

Our full Board is currently comprised of two Directors, neither of whom is independent, as defined by the rules and regulations of the SEC. The two members of our Board of Directors are Jimmy Kent-Lam Wong and Kin Wah Ngai.  The Board of Directors determined that Mr. Ngai qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.  He is not independent, as noted above; however, we do not believe that independence is required at this juncture given our early stage of development.  We intend to have an independent person in this role as we grow and expand our operations.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company’s independent accountants must be approved in advance by the Board to assure that such services do not impair the accountants’ independence from the Company.  Our full Board of Directors performs the equivalent functions of an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence have been implemented.

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2014, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with Malone Bailey, LLP, our independent registered public accounting firm for fiscal year 2014, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant to Statement on Auditing Standards No. 114 (Communications with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board also has received the written disclosures and the letter from Malone Bailey, LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with Malone Bailey, LLP any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm’s independence.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2014 to be included in this annual report on Form 10-K for the fiscal year ended December 31, 2014 for filing with the SEC.

Director Independence

The members of our Board of Directors are Jimmy Kent-Lam Wong and Kin Wah Ngai.  Neither of these persons is considered “independent” in accordance with Rule 5605(a)(2) of the NASDAQ Marketplace Rules.  We are currently traded on the OTC Bulletin Board, which does not require that a majority of the Board be independent.  If we ever become an issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

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

Shareholder Recommendations for Director Nominations. Our Board of Directors does not have a formal policy with respect to consideration of any director candidate recommendation by shareholders.  While the Board of Directors may consider candidates recommended by shareholders, it has no requirement to do so.  To date, no shareholder has recommended a candidate for nomination to the Board.  Given that we have not received director nominations from shareholders in the past and that we do not canvass shareholders for such nominations, we believe it is appropriate not to have a formal policy in that regard.  We do not pay a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2014, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2014.

Item 11.	Executive Compensation.

The table below sets forth all cash compensation paid or proposed to be paid by the Company to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal years ended December 31, 2014 and 2013.

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation ($) (i)	Total ($) (j)
Jimmy Kent-Lam Wong, CEO and Chairman of the Board	2014	153,846	-	-	-	-	-	-
	2013	153,846	-	-	-	-	-	-
Chang Li, Former Chief Technology Officer and Director	2014(1)	98,077	-	-	-	-	-	-
	2013	130,769	-	-	-	-	-	-
Kin Wah Ngai, CFO, Secretary and Director	2014	130,769	-	-	-	-	-	-
	2013	130,769	-	-	-	-	-	-

(1)  Ceased to be a Director and Chief Technology Officer with effect from October 3, 2014.

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

Compensation Components.  Because we are still in the early stages of our revenue operations, the main elements of our compensation package will consist of base salary and bonus.

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

Outstanding Equity Awards at Fiscal Year-End

The Company did not issue any options or stock awards to any of our officers, directors or employees in 2014 and 2013.

Stock Option Plan

       Our board of directors has not adopted a stock option plan.

Compensation of Directors

In 2014, our directors received no compensation for serving as members of our Board of Directors.  Any non-employee directors are reimbursed for their out-of-pocket costs in attending the meetings of the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (b)	Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Jimmy Kent-Lam Wong, CEO and Chairman of the Board	No outstanding equity awards.
Chang Li,(1) Former Chief Technology Officer and Director	No outstanding equity awards.
Kin Wah Ngai, CFO, Secretary and Director	No outstanding equity awards.

The table above indicates that no options were granted to directors and officers in fiscal 2014.
(1) Ceased to be a Director and Chief Technology Officer with effect from October 3, 2014.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

    None of our executive officers has entered into any employment or change-in-control agreements with the Company.

    None of our current officers and directors, nor any of their affiliates, currently beneficially owns any equity securities or rights to acquire any securities of the Company except as otherwise described in this report, and no such persons have been involved in any transaction with the Company or any of its directors, executive officers or affiliates that is required to be disclosed pursuant to the rules and regulations of the SEC , other than with respect to the transactions that have been described in this report or in any prior reports filed by the Company with the SEC.

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

Item 12.                                Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our common stock beneficially owned on April 15, 2015 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.  Unless otherwise indicated, each person in the table has sole voting and investment power with respect to the shares shown.  The table assumes a total of 69,703,480 shares of our common stock outstanding as of April 15, 2015.

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership(2)	Percent of common stock(3)
Jimmy Kent-Lam Wong, Chairman of the Board of Directors and Chief Executive Officer	46,352,814	66.50%
Kin Wah Ngai, Chief Financial Officer and Director	10,594,929	15.20%
5% holders:
Chang Li	6,621,831	9.50%
All executives officers and directors as a group (two persons)	56,947,743	81.70%

(1)	The address of these persons is Room 512, 5/F., Beverly Commercial Center, No. 87-105 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.

(2)	The foregoing beneficial owners hold investment and voting power in their shares.

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

In connection with the disposal of 3D Science & Cultural Products International Exchange Center, the directors of Kingdom Industry Group, Inc. had elected to relinquish all their claims on the loan of $250,000 together with any accrued interests thereon. The directors of Kingdom Industry Group Inc. confirmed that they would not have any claim whatsoever on the said loan.

License Agreements.  We purchased the products we have sold to date, and intend to purchase the products for which we are currently exploring new markets, from third party manufacturers, which manufacture these products under know-how and licenses granted by one of our directors and principal shareholders.  This director and principal shareholder does not receive any compensation for these licenses.  We do not have any contracts with its third party manufacturers.

Item 14.                      Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by Malone Bailey, LLP for professional services for the fiscal years ended December 31, 2014 and December 31, 2013:

Fee Category:	Fiscal 2014 Fees	Fiscal 2013 Fees
Audit Fees	$21,000	$22,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$21,000	$22,000

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

All Other Fees. All other fees consist of fees for products and services other than the services reported above. In fiscal 2014 and 2013, there were no fees related to this category.

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented.  We have the pre-approval process for the foregoing services and fees for our board of directors. All of the above services and fees were reviewed and approved by the entire board of directors before the respective services were rendered.

The audit report of Malone Bailey, LLP on the financial statements of the Company for the year ended December 31, 2014 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding the Company's ability to continue as a going concern.  The audit report for the year ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

During our fiscal years ended December 31, 2014 and 2013, there were no disagreements with Malone Bailey, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Malone Bailey, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2014 and 2013, there were no reportable events (as described in Item 304(a) (1) (v) of Regulation S-K).

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
Exhibit 2.2 to the Company's Form 8-K, filed December 14, 2011.
3.1	Amended and Restated Articles of Incorporation of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated), a Nevada corporation, dated July 1, 2010.	Exhibit 3.1 to the Company's Form 8-K, filed December 14, 2011.
3.2	Memorandum and Articles of Association of Living 3D Holdings Ltd, a British Virgin Islands corporation, dated June 23, 2008.	Exhibit 3.2 to the Company's Form 8-K, filed December 14, 2011.
3.3	Amended and Restated Bylaws of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated).	Exhibit 3.3 to the Company's Form 8-K, filed December 14, 2011.
4.1	Form of Common Stock Certificate of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated).	Exhibit 4.1 to the Company's Form 8-K, filed December 14, 2011.
14.1	Code of Ethics and Conduct.	Exhibit 14.1 to the Company's Form 10-K filed April 16, 2012.
21.1	List of subsidiaries of the Company.	Exhibit 21.1 to the Company's Form 8-K, filed December 14, 2011.
31.1	Certification of Wong Jimmy Kent-Lam, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Kin Wah Ngai, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Wong Jimmy Kent-Lam, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Kin Wah Ngai, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit Number	Description	Incorporated by Reference
99.1	Audited Financial Statements of Living 3D Holdings, Inc. as of December 31, 2014 and 2013.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Calculation Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.	Filed herewith.

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

LIVING 3D HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Index to Financial Statements

Page (s)
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Balance Sheets - December 31, 2014 and 2013	F-2

Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2014 and 2013	F-3

Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014 and 2013	F-4

Statements of Cash Flows for the Years Ended December 31, 2014 and 2013	F-5

Notes to Financial Statements	F-6 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Living 3D Holdings, Inc.

We have audited the consolidated balance sheets of Living 3D Holdings, Inc. and its Subsidiaries (collectively, the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income(loss), shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Living 3D Holdings, Inc. and its Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
April 15, 2015

Living 3D Holdings, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	For the Years Ended December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$3,691	$54,349
Due from related party	6,544	6,544
Other current assets	289	9,430
Total Current Assets	10,524	70,323

Property and equipment, net	-	480,072
TOTAL ASSETS	$10,524	$550,395

LIABILITIES & EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$18,756	$18,756
Accrued liabilities and other payables	1,401,771	1,075,505
Due to related parties	123,897	120,056
Total Current Liabilities	1,544,424	1,214,317
Loan from related party	300,000	550,000
TOTAL LIABILITIES	$1,844,424	$1,764,317

EQUITY (DEFICIT)

Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 90,000,000 shares authorized, 69,703,480 shares issued and outstanding at December 31, 2014 and 2013	69,704	69,704
Additional paid-in capital	(69,604)	(69,604)
Accumulated deficit	(1,834,000)	(1,357,727)
Accumulated other comprehensive income	-	809
Total Living 3D Holdings, Inc. shareholders’ equity	(1,833,900)	(1,356,818)
Non-controlling interest	-	142,896
TOTAL EQUITY (DEFICIT)	(1,833,900)	(1,213,922)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$10,524	$550,395

The accompanying notes are an integral part of these consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Stated in US dollars)
	For The Years Ended December 31,
	2014	2013
Revenue	$8,512	$6,104
Cost of Revenue	7,898	5,548
Gross Profit	614	556

Operating Expenses
General and administrative expenses	612,547	738,685
Gain on disposal of joint venture	(126,848)	-
Total Operating Expenses	485,699	738,685

Loss from Operations	(485,085)	(738,129)
Other Income (Expenses)
Interest expenses	(26,509)	(6,806)
Other expenses	(114)	(511)
Total Other Expenses	(26,623)	(7,317)

Net Loss	$(511,708)	$(745,446)
Less: Net loss attributable to non-controlling interest	(35,435)	(100,847)
Net Loss Attributable to Living 3D Holdings, Inc.	$(476,273)	$(644,599)

Comprehensive Income (Loss)
Net Loss	(511,708)	(745,446)
Foreign currency translation gain	1,592	1,798
Total Comprehensive Income (Loss)	$(510,116)	$(743,648)
Comprehensive loss attributable to non-controlling interest	(34,559)	(99,858)
Comprehensive loss attributable to Living 3D Holdings, Inc.	$(475,557)	$(643,790)

Basic and Diluted Loss per Common Share	(0.01)	(0.01)
Weighted Average Common Shares; Basic and Diluted	69,703,480	69,703,480

The accompanying notes are an integral part of these consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)
						Total Living 3D Holdings,
				Accumulated		Inc.
			Additional	other		shareholders'	Non-
	Common stock		paid –in	comprehensive	Accumulated	equity	controlling
	Shares	Amount	capital	income	deficit	(deficit)	interests	Total
Balance as of December 31, 2012	69,703,480	$69,704	$(69,604)	$-	$(713,128)	$(713,028)	$-	$(713,028)
Net loss for the year	-	-	-	-	(644,599)	(644,599)	(100,847)	(745,446)
Foreign currency translation gain	-	-	-	809	-	809	989	1,798
Non-controlling investor contribution	-	-	-	-	-	-	242,754	242,754
Balance as of December 31, 2013	69,703,480	$69,704	$(69,604)	$809	$(1,357,727)	$(1,356,818)	$142,896	$(1,213,922)
Net loss for the year	-	-	-	-	(476,273)	(476,273)	(35,435)	(511,708)
Foreign currency translation gain	-	-	-	716	-	716	876	1,592
Disposal of joint venture	-	-	-	(1,525)	-	(1,525)	(108,337)	(109,862)
Balance as of December 31, 2014	69,703,480	$69,704	$(69,604)	$-	$(1,834,000)	$(1,833,900)	$-	$(1,833,900)
The accompanying notes are an integrated part of these consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
	For The Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(511,708)	$(745,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	6,436	4,799
Gain on disposal of joint venture	(126,848)	-
Changes in operating assets and liabilities
Other current assets	7,046	(9,299)
Amounts due from related parties	-	(6,544)
Accrued liabilities and other payables	410,939	481,124
CASH USED IN OPERATING ACTIVITIES	(214,135)	(275,366)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for the purchase of property and equipment	(3,171)	(425,275)
Cash paid on disposal of joint venture	(3,949)	-
CASH USED IN INVESTING ACTIVITIES	(7,120)	(425,275)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	170,627	484,305
Contribution from non-controlling investors	-	242,754
CASH PROVIDED BY FINANCING ACTIVITIES	170,627	727,059

Effect of exchange rate changes on cash and cash equivalents	(30)	3,074
NET INCREASE (DECREASE) IN CASH	(50,658)	29,492
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$54,349	$24,857
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,691	$54,349
Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash Investing and Financing Activities:
Forgiveness of loan and accrued interests from related party in connection with disposal of joint venture	260,844	-

The accompanying notes are an integral part of these consolidated financial statements

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

In June 2013, the Company with its strategic partners entered into a memorandum of understanding and formed a joint venture, 3D Science & Cultural Products International Exchange Center, in Tianjin, China that will enable the vendors from different countries around the world to showcase 3D technology and promote the sale and marketing of international 3D products. Effective April 1, 2014, the Company disposed of its entire equity interests in 3D Science & Cultural Products International Exchange Center.

At December 31, 2014, L3D has the following wholly owned subsidiaries: Living 3D (Hong Kong) Limited, 3D Capital Holdings Inc, Columbia College Hollywood International Limited and Living 3D Technology Group Limited. L3D and its subsidiaries are collectively referred to as L3D or the Company.

For the sake of clarity, this report follows the English naming convention of first name followed by last name, regardless of whether an individual’s name is Chinese or English. For example, the name of our President will be presented as "Jimmy Kent-Lam Wong," even though, in Chinese, his name would be presented as "Wong Jimmy Kent-Lam."

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PREPARATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of L3D, all of its wholly owned subsidiaries and 3D Science & Cultural Products International Exchange Center, a joint venture formed in June 18, 2013.  Although L3D only owns 45% equity interest in the joint venture, its two directors have actual control of the joint venture. Accordingly, the results of 3D Science & Cultural Products International Exchange Center are included in the consolidated statements of the Company (see Note 6).  The Company disposed of its entire equity interests in 3D Science & Cultural Products International Exchange Center in 2014. All material inter-company accounts and transactions have been eliminated in consolidation.

C. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period including allowance for doubtful accounts, inventory provision, useful lives of property, plant and equipment, provision for income taxes and stock-based compensation. Actual results when ultimately realized could differ from those estimates.

D. CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

E. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, other current assets, accounts payable, accrued liabilities and other payables, approximates their fair value at December 31, 2014 due to the relatively short-term nature of these instruments.

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

The exchange rates used for the foreign currency translation were as follows (USD$1 = HKD):

Period Covere	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2014	7.8	7.8
Year ended December 31, 2013	7.8	7.8

The exchange rates used for the foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2014	6.2061	6.1610
Year ended December 31, 2013	6.1171	6.1858

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

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. At December 31, 2014, the Company has a working capital deficit of $1,533,900 and an accumulated deficit of $1,834,000. The Company is primarily funded by Jimmy Kent-Lam Wong, the Company’s Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property and equipment consist of the following:

	December 31, 2014	December 31, 2013
Building improvement	$-	$16,594
Computer software	-	3,883
Furniture	-	27,324
Machinery and equipment	-	67,898
Motor vehicles	-	33,678
	-	149,377
Less: Accumulated depreciation	-	(4,799)
Net	-	144,578
Construction in progress	-	335,494
	$-	$480,072

The depreciation expenses for the years ended December 31, 2014 and 2013 were $6,436 and $4,799, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Jimmy Kent-Lam Wong, the Company’s CEO, a director and principal shareholder Kingdom Industry Group Inc., Jimmy Kent-Lam Wong is one of the two directors and owns 60% equity interest China 3D Industrial Park Company Limited (“China 3D”), Jimmy Kent-Lam Wong is one of two directors of China 3D and owns 50% equity interest through his affiliates in China 3D. Chang Li, the Company's former Chief Technology Officer and former director, is the second director of China 3D. Chang Li was removed from his position of Chief Technology Officer and director on October 3, 2014.

Due from Related Party

Due from related party consists of the following:
	December 31, 2014	December 31, 2013
Jimmy Kent-Lam Wong	$6,544	$6,544
Total	$6,544	$6,544

The above amount represents advance to Jimmy Kent-Lam Wong for business purpose.

Due to Related Parties

Due to related parties consists of the following:

	December 31, 2014	December 31,2013
Kingdom Industry Group Inc.	$123,897	$35,000
China 3D	-	85,056
Total.	$123,897	$120,056

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

The total capital of 3D Science & Cultural Products International Exchange Center was RMB 10,000,000 (approximately $1.6 million). L3D-HK and China 3D had each committed to contribute RMB 4,500,000 (approximately $0.7 million) of such amount and each owned 45% of the joint venture. L3D-HK and China 3D made their respective capital contributions as follows: RMB 1,500,000 (approximately $0.24 million) on or before July 31, 2013; RMB 1,500,000 (approximately $0.24 million) on or before December 31, 2013; RMB 1,500,000 (approximately $0.24 million) on or before May 31, 2014. Tianjin 3D contributed certain assets valued at RMB 1,000,000 (approximately $0.2 million) for its equity interest of 10% in the joint venture.

Both L3D-HK and China 3D made its first capital contribution of RMB 1,500,000 (approximately $0.24 million) in August 2013. No additional contribution from L3D-HK and China 3D was made. In September 2013, 3D Science & Cultural Products International Exchange Center obtained its business license from the Administration of Industry and Commerce.

Tianjin 3D made its contribution on January 6, 2014 in the form of a customer list. Since the customer list was internally generated by Tianjin 3D with no historical carrying amounts recorded, the Company did not record a value for the contribution.

Jimmy Kent-Lam Wong, the Company's CEO, a director and principal shareholder, is also one of two directors of China 3D and through his affiliates owns a 50% interest in China 3D. Chang Li, the Company's former Chief Technology Officer and former director, is the second director of China 3D. Additionally, Chang Li is the sole director and shareholder of Tianjin 3D, which also owns a 50% interest in China 3D. Though L3D-HK only owned 45% of 3D Science & Cultural Products International Exchange Center per the agreement, Jimmy Kent-Lam Wong and Chang Li had actual control of 3D Science & Cultural Products International Exchange Center through their equity interests in L3D-HK, China 3D, and Tianjin 3D. Accordingly, the results of 3D Science & Cultural Products International Exchange Center are included in the consolidated statements of the Company. The portion of the income or loss applicable to non-controlling interest is reflected in the consolidated statements of operations.

In June 2014, L3D-HK entered into an agreement to dispose of its entire equity interest in 3D Science & Cultural Products International Exchange Center to Excellent Plus Group Limited, an independent third party, effective on April 1, 2014 (also see Note 7).

NOTE 7 – DISPOSAL OF JOINT VENTURE

By a Sale and Purchase Agreement dated June 26, 2014, L3D-HK sold its 45% equity interest in 3D Science & Cultural Products International Exchange Center to Excellent Plus Group Limited, an independent third party, for a consideration of $250,000. The decision was made because the management did not have sufficient experience at managing a joint venture. The consideration of $250,000 was satisfied through the forgiveness of debt of the same amount due to Kingdom Industry Group Inc. The Agreement provided that the sale and purchase of the 45% equity interest would be effective as of April 1, 2014. The disposition resulted in a gain of $126,848, which was reported as “gain on disposal of joint venture” included in operating expense for the year ended December 31, 2014.

The Company determined that disposal of joint venture did not constitute a discontinued operation, as the Company anticipated that it will generate significant continuing cash flows from the customers of the disposed joint venture.

NOTE 8 – INCOME TAXES

Living 3D Holdings Ltd is registered in BVI and under the current laws of the BVI, is not subject to incomes taxes.

Living 3D (Hong Kong) Ltd is registered in Hong Kong and Hong Kong profits tax is calculated at 16.5% of the estimated assessable profit for the year.

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

No provision for income taxes has been made as all of the Company’s subsidiaries and joint venture suffered losses for the years ended December 31, 2014 and 2013.

A reconciliation of the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Tax Year
	2014	2013
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
Hong Kong corporate income tax rate	16.5%	16.5%
Net loss not subject to income tax	-16.5%	-16.5%
P.R. China corporate income tax rate	25.0%	25.0%
Net loss not subject to income tax	-25.0%	-25.0%
Provision for income tax	0.0%	0.0%

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

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events and the impact on the reported results and disclosures and determined that there have not been any material events that would require to be reflected in the consolidated financial statements or the notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Living 3D Holdings, Inc.

Date: April 15, 2015	/s/ Jimmy Kent-Lam Wong Name: Jimmy Kent-Lam Wong Title: Chief Executive Officer and Chairman of the Board of Directors

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: April 15, 2015	/s/ Jimmy Kent-Lam Wong Name: Jimmy Kent-Lam Wong Title: Chief Executive Officer and Chairman of the Board of Directors

Date: April 15, 2015	/s/ Kin Wah Ngai Name: Kin Wah Ngai Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.