Form 10-Q
period 2015-03-31
LIVING 3D HOLDINGS, INC.
filed 2015-05-15
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at May 15, 2015
Common Stock, $.001 par value	69,703,480

Living 3D Holdings, Inc.
Consolidated Balance Sheets
(Stated in US dollars)
	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,299	$3,691
Due from related party	6,544	6,544
Other current assets	289	289
Total Current Assets	10,132	10,524
TOTAL ASSETS	$10,132	$10,524

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$18,756	$18,756
Accrued liabilities and other payables	1,475,348	1,401,771
Loan from related party	300,000	300,000
Due to related parties	143,897	123,897
Total Current Liabilities	1,938,001	1,844,424
TOTAL LIABILITIES	$1,938,001	$1,844,424

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 90,000,000 shares authorized, 69,703,480 shares issued and outstanding at March 31, 2015 and December 31, 2014	69,704	69,704
Additional paid-in capital	(69,604)	(69,604)
Accumulated deficit	(1,927,969)	(1,834,000)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,927,869)	(1,833,900)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$10,132	$10,524

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Stated in US dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenue	$6,795	$2,261
Cost of Revenue	6,300	2,256
Gross Profit	495	5

Operating Expenses
General and administrative expenses	88,975	191,988
Total Operating Expenses	88,975	191,988

Loss from Operations	(88,480)	(191,983)
Other Income (Expenses)
Interest expenses	(5,422)	(9,941)
Other income (expenses)	(67)	31
Total Other Expenses	(5,489)	(9,910)

Net Loss	$(93,969)	$(201,893)
Less: Net loss attributable to non-controlling interest	-	(35,435)
Net Loss Attributable to Living 3D Holdings, Inc.	$(93,969)	$(166,458)

Comprehensive Loss
Net Loss	(93,969)	(201,893)
Foreign currency translation gain	-	1,592
Total Comprehensive Loss	$(93,969)	$(200,301)
Comprehensive loss attributable to non-controlling interest	-	(34,560)
Comprehensive loss attributable to Living 3D Holdings, Inc.	(93,969)	(165,741)

Basic and Diluted Loss per Common Share	(0.001)	(0.002)
Weighted Average Common Shares; Basic and Diluted	69,703,480	69,703,480

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statement of Shareholders’ Equity (Deficit)
(Stated in US dollars)
(Unaudited)

			Additional Paid-in Capital		Total Shareholders’ Equity (Deficit)
	Common Stock			Accumulated Deficit
	Shares	Amount

Balance as of December 31, 2014	69,703,480	$69,704	$(69,604)	$(1,834,000)	$(1,833,900)

Net loss for the period				(93,969)	(93,969)

Balance as of March 31, 2015	69,703,480	$69,704	$(69,604)	$(1,927,969)	$(1,927,869)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc. Consolidated Statements of Cash Flows (Stated in US dollars) (Unaudited)
	For The Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(93,969)	$(201,893)
Adjustments to reconcile net loss to net cash provided by operating activities: Depreciation expenses	-	6,436
Changes in operating assets and liabilities
Accounts receivable		(2,262)
Other current assets	-	7,046
Accrued liabilities and other payables	73,577	83,622
CASH USED IN OPERATING ACTIVITIES	(20,392)	(107,051)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for the purchase of property and equipment	-	(3,171)
CASH USED IN INVESTING ACTIVITIES	-	(3,171)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	20,000	81,730
CASH PROVIDED BY FINANCING ACTIVITIES	20,000	81,730

Effect of exchange rate changes on cash and cash equivalents	-	(30)
NET INCREASE (DECREASE) IN CASH	(392)	(28,522)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$3,691	$54,349
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,299	$25,827

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

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

At March 31, 2015, L3D has the following wholly owned subsidiaries: Living 3D (Hong Kong) Limited, 3D Capital Holdings Inc., Columbia College Hollywood International Limited and Living 3D Technology Group Limited. L3D and its subsidiaries are collectively referred to as L3D or the Company.

For the sake of clarity, this report follows the English naming convention of first name followed by last name, regardless of whether an individual’s name is Chinese or English. For example, the name of our President will be presented as "Jimmy Kent-Lam Wong," even though, in Chinese, his name would be presented as "Wong Jimmy Kent-Lam."

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America. The accompanying unaudited interim financial statements of Living 3D Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2014, as reported in Form 10-K, have been omitted.

B. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management believes that none of the recently adopted accounting pronouncements will have a material effect on the Company’s financial position, results of operations, or cash flows.

C. RECLASSIFICAITON

Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on net earnings and financial position.

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. As of March 31, 2015, the Company has a working capital deficit of $1,927,869 and an accumulated deficit of $1,927,969. The Company is primarily funded by Jimmy Kent-Lam Wong, the Company’s Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Jimmy Kent-Lam Wong, the Company’s CEO, a director and principal shareholder;
Kingdom Industry Group Inc., Jimmy Kent-Lam Wong is one of the two directors and owns 60% equity interest;

Due from Related Party

Due from related party consists of the following:

	March 31, 2015	December 31, 2014
Jimmy Kent-Lam Wong	$6,544	$6,544
Total	$6,544	$6,544

The above amount represents advance to Jimmy Kent-Lam Wong for business purpose.

Due to Related Parties

Due to related parties consists of the following:

	March 31, 2015	December 31, 2014
Kingdom Industry Group Inc.	$143,897	$123,897
Total	$143,897	$123,897

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

The total capital of 3D Science & Cultural Products International Exchange Center was RMB 10,000,000 (approximately US $1.6 million).  L3D-HK and China 3D had each committed to contribute RMB 4,500,000 (approximately US $0.7 million) of such amount and each owned 45% of the joint venture.  L3D-HK and China 3D made their respective capital contributions as follows: RMB 1,500,000 (approximately US $0.24 million) on or before July 31, 2013; RMB 1,500,000 (approximately US $0.24 million) on or before December 31, 2013; and RMB 1,500,000 (approximately US $0.24 million) on or before May 31, 2014. L3D-HK and China 3D had made their capital contributions on August 30, 2013 and August 1, 2013, respectively. Tianjin 3D contributed certain assets valued at RMB 1,000,000 (approximately US $0.16 million) for its equity interest of 10% in the joint venture.

Jimmy Kent-Lam Wong, the Company's CEO, a director and principal shareholder, is also one of two directors of China 3D and through his affiliates owns a 50% interest in China 3D.  Chang Li, the Company's former Chief Technology Officer and a former director, is the second director of China 3D.  Additionally, Chang Li is the sole director and shareholder of Tianjin 3D, which also owns a 50% interest in China 3D.

By a Sale and Purchase Agreement dated June 26, 2014, L3D-HK had sold its 45% of 3D Science & Cultural Products International Exchange Center to Excellent Plus Group Limited, an independent third party at a consideration of US$250,000, effective April 1, 2014. The consideration of US$250,000 was satisfied by the forgiveness of debt of the same amount due to Kingdom Industry Group Inc.

The following discussion summarizes the material changes in our results of operations and our financial condition for the three months ended March 31, 2015 and March 31, 2014.  The Statement of Operations is included in the Financial Statements attached to this report.  Please refer to the Statement of Operations.

Results of Operations for the three months ended March 31, 2015 and 2014

Results from Operations

Revenues.  For the three months ended March 31, 2015 and March 31, 2014, revenues were $6,795 and $2,261 respectively, an increase of $4,534.  The revenues for the three months ended March 31, 2015 were derived from sales of 3D technology products manufactured by third parties.  The increase in revenue was due to an increase in product sales in the three months’ period over the comparable period. Moreover, the Company is still in the early stage of development and its sales fluctuate.

Cost of Revenue.  The Company’s cost of revenue increased to $6,300 from $2,256 in the period ended March 31, 2015 compared to the same period in 2014.  The increase was due to the increase in sales in the current period.

Gross Profit.  For the three months ended March 31, 2015, the gross profit was $495 compared with $5 for the same period in 2014. The increase was because of the increase in sales in the current period.

General and Administrative Expenses.   For the three months ended March 31, 2015 and March 31, 2014, general and administrative expenses were $88,975 and $191,988, respectively, a decrease of $103,013. The decrease in such expenses was primarily attributable to the decrease in the salary accrued to Li Chang who was removed from the board on October 3, 2014 and the decrease in the general and administrative expenses of the Company’s joint venture which was disposed of effective April 1, 2014.

Operating (Loss) or Operating Income.  For the three months ended March 31, 2015, the operating loss was $(88,480) and, for the same period ended March 31, 2014, the operating loss was $(191,983), a decrease of $103,503.  The decrease of operating loss between the periods was explained by the decrease in general and administrative expenses discussed above.

Interest Income (Expenses). The interest expenses for the period ended March 31, 2015 amounted to ($5,422) and ($9,941) for the period ended March 31, 2014, a decrease of ($4,519).  The interest expenses for the period of 2014 represented interest payable to Kingdom Industry Group, Inc. on advances of US$300,000 and US$250,000. The loans bear interest of 7.33% per annum. In June 2014, Kingdom Industry Group, Inc. had elected to relinquish all their claims on the loan of $250,000, therefore no further interests need to be accrued for the period ended March 31, 2015.

Net (Loss) Attributable to Non-controlling interests. The net loss attributable to the non-controlling interests for the period ended March 31, 2015 amounted to $0 compared with a net loss attributable to the non-controlling interests of ($35,435) for the period ended March 31, 2014, a decrease of $35,435 . The decrease was primarily due to the disposal of the Company’s joint venture effective April 1, 2014.

Net (Loss) Attributable to the Company.  For the three months ended March 31, 2015, the net loss attributable to the Company was ($93,969) compared with a net loss of ($166,458) for the period ended March 31, 2014, a decrease of $72,489. The decrease was primarily due to the decrease in the general and administrative expenses.

Income Tax Provision.  No provision for income tax benefit from net operating losses had been made for the periods ended March 31, 2015 and 2014 as we had fully reserved the asset until realization is more reasonably assured.

Comprehensive Income (Loss) Attributable to Non-controlling interests.  The comprehensive loss attributable to the non-controlling interests for the period ended March 31, 2015 was $0 compared with ($34,560) for the period ended March 31, 2014, a decrease of ($34,560).  This decrease was attributable to the disposal of the Company’s joint venture which was disposed on April 1, 2014.

Comprehensive Income (Loss) Attributable to the Company.  The comprehensive loss attributable to the Company for the period ended March 31, 2015 was ($93,969) compared with ($165,741) for the period ended March 31, 2014, a decrease of $71,772.  This decrease was primarily due to the decrease in general and administrative expenses.

Liquidity and Capital Resources.  Cash and cash equivalents as of March 31, 2015 and December 31, 2014 totaled $3,299 and $3,691, respectively, a decrease of $392.  The decrease was attributable to the increase in funds used in operating activities which was partially offset by additional related party loans made to us by Kingdom Industry Group, Inc., a company controlled by Jimmy Kent-Lam Wong.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of equity securities. We had loans payable to Kingdom Industry Group Inc., a company controlled by Jimmy Kent-Lam Wong, in an aggregate principal amount of $300,000 at March 31, 2015  that do not contain any restrictive covenants restricting our ability to issue additional debt or equity securities.  We also financed operations by increasing our payables and liabilities due to third parties to $1,475,348 at March 31, 2015 from $1,401,771 at December 31, 2014, an increase of $73,577.  The increase is due principally to salaries accrued for the services of our officers in the period of 2015.

Our cash flows used for operating activities decreased by $86,659 from $107,051 at March 31, 2014  to $20,392 at March 31, 2015, due principally to the decrease in our general and administrative expenses.

Our cash used in investing activities decreased by $3,171, from $3,171 at March 31, 2014 to $0 at March 31, 2015, due primarily to the purchase of the fixed assets for the Company’s joint venture in 2014. The Company had disposed its joint venture in April 2014.

Our cash from financing activities decreased by $61,730, from $81,730 at March 31, 2014 to $20,000 at March 31, 2015, due principally to a decrease in loans from related parties.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, such controls.

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

Living 3D Holdings, Inc.

Date: May 15, 2015	/s/ Jimmy Kent-Lam Wong Name: Jimmy Kent-Lam Wong Title: Chief Executive Officer and Chairman of the Board of Directors

Date: May 15, 2015	/s/ Kin Wah Ngai Name: Kin Wah Ngai Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.