Form 10-Q
period 2015-09-30
LIVING 3D HOLDINGS, INC.
filed 2015-11-16
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at October 15, 2015
Common Stock, $.001 par value	69,703,480

Living 3D Holdings, Inc.
Consolidated Balance Sheets
(Stated in US dollars)
	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,187	$3,691
Due from related party	6,544	6,544
Other current assets	289	289
Total Current Assets	9,020	10,524
TOTAL ASSETS	$9,020	$10,524

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$18,756	$18,756
Accrued liabilities and other payables	1,586,824	1,401,771
Loan from related party	300,000	300,000
Due to related parties	252,197	123,897
Total Current Liabilities	2,157,777	1,844,424
TOTAL LIABILITIES	$2,157,777	$1,844,424

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 90,000,000 shares authorized, 69,703,480 shares issued and outstanding at September 30, 2015 and December 31, 2014	69,704	69,704
Additional paid-in capital	(69,604)	(69,604)
Accumulated deficit	(2,148,857)	(1,834,000)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(2,148,757)	(1,833,900)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$9,020	$10,524

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Stated in US dollars)
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$-	$-	$6,795	$8,512
Cost of Revenue	-	-	6,300	7,898
Gross Profit	-	-	495	614

Operating Expenses
General and administrative expenses	95,961	125,498	298,778	463,404
Gain on disposal of joint venture	-	-	-	(126,848)
Total Operating Expenses	95,961	125,498	298,778	336,556

Loss from Operations	(95,961)	(125,498)	(298,283)	(335,942)
Other Expenses
Interest expenses	(5,423)	(5,543)	(16,267)	(20,966)
Other expenses	(122)	(78)	(307)	(55)
Total Other Expenses	(5,545)	(5,621)	(16,574)	(21,021)

Net Loss	$(101,506)	$(131,119)	$(314,857)	$(356,963)
Less: Net loss attributable to non-controlling interest	-	-	-	(35,435)
Net Loss Attributable to Living 3D Holdings, Inc.	$(101,506)	$(131,119)	$(314,857)	$(321,528)

Comprehensive Loss
Net Loss	(101,506)	(131,119)	(314,857)	(356,963)
Foreign currency translation gain	-	-	-	1,592
Total Comprehensive Loss	$(101,506)	$(131,119)	$(314,857)	$(355,371)
Comprehensive loss attributable to non-controlling interest	-	-	-	(34,560)
Comprehensive loss attributable to Living 3D Holdings, Inc.	$(101,506)	$(131,119)	$(314,857)	$(320,811)

Basic and Diluted Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.01)
Weighted Average Common Shares; Basic and Diluted	69,703,480	69,703,480	69,703,480	69,703,480

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)
(Stated in US dollars)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2014	69,703,480	$69,704	$(69,604)	$(1,834,000)	$(1,833,900)

Net loss for the period				(314,857)	(314,857)

Balance as of September 30, 2015	69,703,480	$69,704	$(69,604)	$(2,148,857)	$(2,148,757)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc. Consolidated Statements of Cash Flows (Stated in US dollars) (Unaudited)
	For The Nine months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(314,857)	$(356,963)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation expenses	-	6,436
Gain on disposal of Joint Venture	-	(126,848)
Changes in operating assets and liabilities
Other current assets	-	7,046
Accrued liabilities and other payables	185,053	276,391
CASH USED IN OPERATING ACTIVITIES	(129,804)	(193,938)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for the purchase of property and equipment	-	(3,171)
Cash paid on disposal of joint venture	-	(3,949)
CASH USED IN INVESTING ACTIVITIES	-	(7,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	128,300	151,730
CASH PROVIDED BY FINANCING ACTIVITIES	128,300	151,730

Effect of exchange rate changes on cash and cash equivalents		(30)
NET DECREASE IN CASH	(1,504)	(49,358)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$3,691	$54,349
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,187	$4,991
Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Forgiveness of loan and accrued interest from related party
in connection with disposal of joint venture	$-	$260,844

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

At September 30, 2015, L3D has the following wholly owned subsidiaries: Living 3D (Hong Kong) Limited, 3D Capital Holdings Inc., Columbia College Hollywood International Limited and Living 3D Technology Group Limited. L3D and its subsidiaries are collectively referred to as L3D or the Company.

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

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. The Company has a working capital deficit of $2,148,757 as of September 30, 2015 and has generated negative cash flows from operations for the nine months ended September 30, 2015. The Company is primarily funded by Jimmy Kent-Lam Wong, the Company’s Chief Executive Officer ("CEO") and principal shareholder and other related parties. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

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
Kingdom Industry Group Inc., Jimmy Kent-Lam Wong is one of the two directors and owns 60% equity interest;

Due from Related Party

Due from related party consists of the following:
	September 30, 2015	December 31, 2014
Jimmy Kent-Lam Wong	$6,544	$6,544
Total	$6,544	$6,544

The above amount represents advance to Jimmy Kent-Lam Wong for business purpose.

Due to Related Party

Due to related party consists of the following:

	September 30, 2015	December 31,2014
Kingdom Industry Group Inc.	$252,197	$123,897
Total	$252,197	$123,897

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

The following discussion summarizes the material changes in our results of operations and our financial condition for the three months ended September 30, 2015 and September 30, 2014.  The Statement of Operations is included in the Financial Statements attached to this report.  Please refer to the Statement of Operations.

Results of Operations for the three months ended September 30, 2015 and 2014

Results from Operations

Revenues.  The Company did not generate any revenues for the three months ended September 30, 2015 and September 30, 2014 as the Company is still in the early stage of development and its sales fluctuate.

Cost of Revenue.  The Company did not incur any cost of revenue for the three months ended September 30, 2015 and September 30, 2014 as there were no sales for the periods under review.

Gross Profit.  For the three months ended September 30, 2015 and September 30, 2014 there were no gross profit as the Company did not generate any sales during the periods under review.

General and Administrative Expenses.   For the three months ended September 30, 2015 and September 30, 2014, general and administrative expenses were $95,961 and $125,498, respectively, a decrease of $29,537. The decrease in such expenses was primarily attributable to the decrease in the salary accrued to Li Chang who was removed from the board on October 3, 2014.

Operating (Loss) or Operating Income.  For the three months ended September 30, 2015, the operating loss was $(95,961) and, for the same period ended September 30, 2014, the operating loss was $(125,498), a decrease of $29,537. The decrease of operating loss between the periods was explained by the decrease in general and administrative expenses.

Interest Income (Expenses). The interest expenses for the period ended September 30, 2015 amounted to $(5,423) and $(5,543) for the period ended September 30, 2014, a decrease of $120.  The interest expenses represented interest payable to Kingdom Industry Group, Inc. on advances of US$300,000. The loan bears interest of 7.33% per annum.

Income Tax Provision.  No provision for income tax benefit from net operating losses had been made for the periods ended September 30, 2015 and 2014 as we had fully reserved the asset until realization is more reasonably assured.

Net Loss.  The net loss for the period ended September 30, 2015 was $(101,506), compared with $(131,119) for the period ended September 30, 2014, a decrease of $29,613.  This decrease was explained by the decrease in general and administrative expense.

Results of Operations for the nine months ended September 30, 2015 and 2014

Results from Operations

Revenues.  For the nine months ended September 30, 2015 and September 30, 2014, revenues were $6,795 and $8,512 respectively, a decrease of $1,717.  The revenues for the nine months ended September 30, 2015 were derived from sales of 3D technology products manufactured by third parties.  The decrease in revenue was due to a decrease in product sales in the nine months’ period over the comparable period. Moreover, the Company is still in the early stage of development and its sales fluctuate.

Cost of Revenue.  The Company’s cost of revenue decreased to $6,300 from $7,898 in the period ended September 30, 2015 compared to the same period in 2014.  The decrease was due to the decrease in sales in the current period.

Gross Profit.  For the nine months ended September 30, 2015, the gross profit was $495 compared with $614 for the same period in 2014. The decrease was because of the decrease in sales in the current period.

General and Administrative Expenses.   For the nine months ended September 30, 2015 and September 30, 2014, general and administrative expenses were $298,778 and $463,404, respectively, a decrease of $164,626. The decrease in such expenses was primarily attributable to the decrease in the salary accrued to Li Chang who was removed from the board on October 3, 2014 and the decrease in the general and administrative expenses of the Company’s joint venture which was disposed of effective April 1, 2014.

Operating (Loss) or Operating Income.  For the nine months ended September 30, 2015, the operating loss was $(298,283) and, for the same period ended September 30, 2014, the operating loss was $(335,942), a decrease of $37,659. The decrease of operating loss between the periods was explained by the decrease in general and administrative expenses discussed above. The operating loss for the nine months ended September 30, 2014 had further been alleviated by the gain on disposal of the Company’s joint venture. The disposal gain amounted to $126,848 and, there was no such disposal gain for the period ended September 30, 2015.

Interest Income (Expenses). The interest expenses for the period ended September 30, 2015 amounted to $(16,267) and $(20,966) for the period ended September 30, 2014, a decrease of 4,699.  The interest expenses for the period of 2014 represented interest payable to Kingdom Industry Group, Inc. on advances of US$300,000 and US$250,000. The loans bear interest of 7.33% per annum. In June 2014, Kingdom Industry Group, Inc. had elected to relinquish all their claims on the loan of $250,000, therefore no further interests need to be accrued for the period ended September 30, 2015.

Net (Loss) Attributable to Non-controlling interests. The net loss attributable to the non-controlling interests for the period ended September 30, 2015 amounted to $0 compared with a net loss attributable to the non-controlling interests of $(35,435) for the period ended September 30, 2014, a decrease of $(35,435). The decrease was primarily due to the disposal of the Company’s joint venture effective April 1, 2014.

Net (Loss) Attributable to the Company.  For the nine months ended September 30, 2015, the net loss attributable to the Company was ($314,857) compared with a net loss of ($321,528) for the period ended September 30, 2014, a decrease of $6,671. The decrease was primarily due to the decrease in operating loss in the same period in 2014.

Income Tax Provision.  No provision for income tax benefit from net operating losses had been made for the periods ended September 30, 2015 and 2014 as we had fully reserved the asset until realization is more reasonably assured.

Comprehensive Income (Loss) Attributable to Non-controlling interests.  The comprehensive loss attributable to the non-controlling interests for the period ended September 30, 2015 was $0 compared with $(34,560) for the period ended September 30, 2014, a decrease of $34,560.  This decrease was attributable to the disposal of the Company’s joint venture on April 1, 2014.

Comprehensive Income (Loss) Attributable to the Company.  The comprehensive loss attributable to the Company for the period ended September 30, 2015 was $(314,857) compared with $(320,811) for the period ended September 30, 2014, a decrease of $5,954.  The decrease was primarily due to the decrease of operating loss in the same period in 2014.

Liquidity and Capital Resources.  Cash and cash equivalents as of September 30, 2015 and December 31, 2014 totaled $2,187 and $3,691, respectively, a decrease of $1,504.  The decrease was attributable to the increase in funds used in operating activities which was partially offset by additional related party loans made to us by Kingdom Industry Group, Inc., a company controlled by Jimmy Kent-Lam Wong.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of equity securities. We had loans payable to Kingdom Industry Group Inc., a company controlled by Jimmy Kent-Lam Wong, in an aggregate principal amount of $300,000 at September 30, 2015  that do not contain any restrictive covenants restricting our ability to issue additional debt or equity securities.  We also financed operations by increasing our payables and liabilities due to third parties to $1,586,824 at September 30, 2015 from $1,401,771 at December 31, 2014, an increase of $185,053.  The increase is due principally to salaries accrued for the services of our officers in the period of 2015.

Our cash flows used for operating activities decreased by $64,134 from $193,938 at September 30, 2014  to $129,804 at September 30, 2015, due principally to the decrease in our general and administrative expenses.

Our cash used in investing activities decreased by $7,120, from $7,120 at September 30, 2014 to $0 at September 30, 2015, due primarily to the purchase of the fixed assets for the Company’s joint venture in 2014. The Company had disposed its joint venture in April 2014.

Our cash from financing activities decreased by $23,430, from $151,730 at September 30, 2014 to $128,300 at September 30, 2015, due principally to a decrease in loans from related parties.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, such controls.

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

Living 3D Holdings, Inc.

Date: November 16, 2015	/s/ Jimmy Kent-Lam Wong Name: Jimmy Kent-Lam Wong Title: Chief Executive Officer and Chairman of the Board of Directors

Date: November 16, 2015	/s/ Kin Wah Ngai Name: Kin Wah Ngai Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.