Form 10-K
period 2015-12-31
LIVING 3D HOLDINGS, INC.
filed 2016-03-30
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to __________
Commission file number:  000-01900
Living 3D Holdings, Inc.
 (Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	87-0451230 (I.R.S. Employer Identification No.)

Room S, 2/F, Block D East Sun Industrial Center,
16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong
(Address of principal executive offices, including zip code)
(852)3563-9280
 Registrant's telephone number, including area code
109 Lafayette Street, Suite 802, New York, New York 10013
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
Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of June 30, 2015, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price ($0.10) of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was: $1,010,701.
There were 69,703,480 shares of the registrant's common stock issued and outstanding as of March 30, 2016.
Documents Incorporated by Reference:  None.

Special Note Regarding Forward-Looking Statements
This annual report contains forward-looking statements, as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.
Given these uncertainties, you should not place undue reliance on these forward-looking statements.  These forward-looking statements include, among other things, statements relating to:
•	our ability to find suitable markets for and increase sales of products we develop and commercialize;
•	our ability to successfully source manufacturing capacity for our products;
•	our ability to obtain additional capital in future years to fund expansion of our product line, new marketing initiatives and/or acquisitions;
•	economic, political, regulatory, legal and foreign exchange risks associated with our operations; or
•	the loss of key members of our senior management.
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

•	"Exchange Act" refers to the Securities Exchange Act of 1934, as amended;
•	"PRC," "China," and "Chinese," refer to the People's Republic of China (excluding Hong Kong, Macau and Taiwan);
•	"Securities Act" refers to the Securities Act of 1933, as amended;
•	"U.S. dollars," "dollars" and "$" refer to the legal currency of the United States;
•	"HK Dollars" refers to Hong Kong dollars, the legal currency of Hong Kong.
•	"Renminbi" and "RMB" refers to the legal currency of the People's Republic of China.
Unless otherwise stated, we have translated balance sheet amounts with the exception of equity at December 31, 2015 at HK Dollars 7.8 to US $1.00 and at HK dollars 7.8 and RMB 6.2061 to US $1.00 at December 31, 2014.  We have stated equity accounts at their historical rates.  The average translation rates applied to income statement accounts for the year ended December 31, 2015 were at HK Dollars 7.8, and HK Dollars 7.8 and RMB 6.1610 for the year ended December 31, 2014.  We make no representation that the HK Dollars, Renminbi or U.S. dollar amounts referred to in this annual report could have been or could be converted into U.S. dollars, HK Dollars or Renminbi as the case may be, at any particular rate or at all.
For the sake of clarity, this report follows English naming convention of first name followed by last name, regardless of whether an individual's name is Chinese or English. For example, the name of our President will be presented as "Man Wah Stephen Yip," even though, in Chinese, his name would be presented as "Yip Man Wah Stephen."

Where to Obtain More Information
We are a reporting company under the Exchange Act. You may obtain annual, quarterly, and special reports and other information that we file with the Securities and Exchange Commission ("SEC").  You may read and copy any document that we file with the SEC at the SEC's Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Electronic filings filed on or after July 1, 1992 are available via the Electronic Data Gathering Analysis and Retrieval System ("EDGAR") at the public reference facility.  The SEC also maintains a web site that contains reports, proxy and information statements and other materials that are filed through EDGAR which can be accessed at http://www.sec.gov.
Our filings may also be accessed through the SEC's website (http://www.sec.gov).  We will provide a copy of any or all documents incorporated by reference herein (exclusive of exhibits unless such exhibits are specifically incorporated by reference therein), without charge, to each person to whom this annual report is delivered, upon written or oral request to Living 3D Holdings, Inc., at Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong, our telephone number is (852-3563-9280) and our web address is ltdh-online.com .
We intend to furnish record-holders of our securities with annual reports containing financial statements, audited and reported upon by our independent auditors, and may also furnish quarterly reports containing unaudited interim financial information and such other periodic reports as we determine to be appropriate or as may be required by law.

Part I
Item 1.    Business.
Living 3D is a globally integrated enterprise that targets intersection of 3D Technology and effective business. The Company specializes in the design, development, production, sale and marketing of "auto stereoscopic 3D" technology, or Auto 3D products. The products we market are based on  "auto stereoscopic 3D" technology, or Auto 3D  which means that viewers are not required to wear 3D glasses in order to experience the 3D effects of the screen, and instant switching between two dimensional, or 2D, and 3D viewing is enabled.  We believe that this gives us a competitive advantage over other suppliers of 3D products requiring the use of a visor or glasses in order to experience a 3D effect.
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
          Through innovative and reliable provision of products and services as well as collaboration with other strategic partners, the Company is embarking on the following new strategic directions:
•	Enabling enterprises to fully exploit the power and capacity of 3D technology;
•	Satisfying the full range of media display in business advertising and business operation;
•	Enabling a truly integrated solution for 3D applications and powerful display specially customized for business requirements and operations; and
•	Developing and delivering a comprehensive low cost media content development and productivity environment.
We market our 3D technologies and products under our Living 3D brand in the PRC.
With the change in the Company's control in December 2015, the Company redefined its business from 3D technology development to computer software development with major operations in Hong Kong and Mainland China. The Company focuses on the research and development of ecommerce platform, mobile game and virtual reality application. Our ecommerce platform seeks to integrate web application with product manufacturing which will increase the productivity and efficiency of the operation. Along with the ever increasing usage of the internet, our O2O (O2O stands for "online to offline." It's a term used to describe a variety of ecommerce services that provide online information, services, or discounts to consumers that enhance their offline shopping experiences.) ecommerce platform is expected to bring in more business opportunities to the manufacturer.
Corporate History
Concrete Casting was incorporated on October 28, 1987 in the state of Nevada under the name Staco Incorporated.  It was organized for the purpose of conducting business as a transfer agent.  This business was unsuccessful as a transfer agent and became inactive.  The business remained inactive until November 30, 2001, when it acquired certain assets from Cordell Henrie, a sole proprietor doing business as "Concrete Casting" and he became its president.  Staco Incorporated changed its name to Concrete Casting Incorporated on January 17, 2002.  The assets acquired included drawings, plans and concepts regarding the design of replicas of antiquities to be cast in concrete and marketed to the U.S. landscaping market.  From such point through December 31, 2007, Concrete Casting focused on concrete products though its emphasis changed from replicas of antiquities to construction applications, such as casted window wells and water features for landscaping use. Mr. Henrie eventually was no longer able to devote the time necessary to Concrete Casting's product development and he resigned as an officer and a director as of December 31, 2007.  Because Concrete Casting's development in the concrete casting business was not sufficiently mature to make it commercially viable, the decision was made to shut down development of concrete products and discontinue those operations.
In 2008, Concrete Casting hired Kevin J. Asher as its new president to locate and acquire new business opportunities.  At such time, Concrete Casting was a shell company with nominal assets whose sole business was to identify, evaluate and investigate various companies with the intent to effect a reverse merger transaction under which it would acquire a target company with an operating business to continue the acquired company's business as a publicly-held entity. On July 1, 2010, Concrete Casting changed its name to "AirWare International Corp." and on September 27, 2011, AirWare International changed its name to "Living 3D Holdings, Inc."

On December 8, 2011, certain of the prior shareholders of Living 3D Holdings, Inc. (formerly AirWare International Corp. and formerly Concrete Casting Incorporated), a Nevada corporation and a publicly held and traded company (the "Company"), who were the holders of a majority of the issued and outstanding shares of capital stock of the Company (the "Selling Shareholders") and Jimmy Kent-Lam Wong, June Mon Yon, Chang Li, Kin Wah Ngai and Lin Su (each, a "Purchaser" and collectively, the "Purchasers"), entered into a stock purchase agreement (the "Stock Purchase Agreement").  Under the terms of the Stock Purchase Agreement, the Purchasers purchased from the Selling Shareholders an aggregate of 3,627,426 of the shares (the "Purchase Shares") of common stock, par value $0.001 per share, of the Company owned by the Selling Shareholders on December 8, 2011 (the "Closing Date"), for an aggregate consideration of $385,000 (the "Stock Purchase").
Also on the Closing Date, the Company, Living 3D Holdings, Limited, a British Virgin Islands corporation and a privately held company ("L3D-BVI"), and all of the shareholders of L3D-BVI (the "L3D-BVI Shareholders") entered into a share acquisition and exchange agreement (the "Share Exchange Agreement"). Under the terms of the Share Exchange Agreement, the Company acquired from the L3D-BVI Shareholders all of the issued and outstanding shares of common stock of L3D-BVI (the "L3D-BVI Shares"), making L3D-BVI a wholly-owned subsidiary of the Company, and, in exchange for all of the L3D-BVI Shares (the "Share Exchange"), the Company issued to the L3D-BVI Shareholders an aggregate of 62,590,880 shares (the "Exchange Shares") of its common stock.  L3D-BVI was incorporated on June 23, 2008 under the laws of the British Virgin Islands and was, at the time of the Stock Purchase and Share Exchange, a privately held company, while the Company was a publicly held and traded company on the OTC Bulletin Board under the symbol "CCSG."
Upon the completion of the Stock Purchase and the Share Exchange, our business became that of L3D-BVI, our wholly-owned subsidiary. As prior to the Stock Purchase and the Share Exchange, the Company had no operating activities, the financial statements and Management's Discussion and Analysis reflect the activity of L3D-BVI for all periods presented.  Upon the closing of the Stock Purchase and the Share Exchange, the shareholders of the Company retained an aggregate of 3,485,174 shares of common stock and the former L3D-BVI Shareholders acquired an aggregate of 66,218,306 shares of common stock, for a total of 69,703,480 shares of common stock issued and outstanding.  Accordingly, the former L3D-BVI Shareholders owned approximately 95% of the Company's total issued and outstanding common stock.  The foregoing descriptions of the terms of the Stock Purchase Agreement and the Share Exchange Agreement are qualified in their entirety by reference to the provisions of such documents included as exhibits in our filings with the SEC.
On November 30, 2015, Jimmy Kent-Lam Wong, who was the holder of a majority of the issued and outstanding shares of the capital stock of the Company ("Wong"), and Man Wah Stephen Yip ("Yip") entered into a stock purchase agreement (the "Wong-Yip Stock Purchase Agreement"). Under the terms of the Wong-Yip Stock Purchase Agreement, Yip purchased from Wong an aggregate of 37,883,841 of the shares (the "Wong-Yip Purchase Shares") of common stock, par value $0.001 per share, of the Company owned by Wong, for a nominal consideration of $100.
By a separate Stock Purchase Agreement dated November 30, 2015, the Company had disposed of all of its subsidiary companies, namely, Living 3D Holdings, Limited, Living 3D International (HK) Limited, Colombia College Hollywood International Limited and Living 3D Technology Group Limited to Jimmy Kent-Lam Wong at a nominal consideration of $100. The disposal was effective as of October 1, 2015.
The terms the "Company," "we," "us," or "our" refer to Living 3D Holdings, Inc., a Nevada corporation, (formerly known as AirWare International Corp. and formerly known as Concrete Casting Incorporated).

Recent Developments
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

              The total capital of 3D Science & Cultural Products International Exchange Center was RMB 10,000,000 (approximately US $1.6 million).  L3D-HK and China 3D each committed to contribute RMB 4,500,000 (approximately US $0.7 million) of such amount and each owned 45% of the joint venture.  L3D-HK and China 3D made their respective capital contributions as follows: RMB 1,500,000 (approximately US $0.24 million) on or before July 31, 2013; RMB 1,500,000 (approximately US $0.24 million) on or before December 31, 2013; and RMB 1,500,000 (approximately US $0.24 million) on or before May 31, 2014. L3D-HK and China 3D had made their capital contribution on August 30, 2013 and August 1, 2013, respectively. Tianjin 3D contributed certain assets valued at RMB 1,000,000 (approximately US $0.16 million) for its equity interest of 10% in the joint venture.

              Jimmy Kent-Lam Wong, the Company's former CEO, former director and former principal shareholder, was also one of two directors of China 3D and through his affiliates owned a 50% interest in China 3D.  Chang Li, the Company's former Chief Technology Officer and a former director, was the second director of China 3D.  Additionally, Chang Li was the sole director and shareholder of Tianjin 3D, which also owned a 50% interest in China 3D.

              By a Sale and Purchase Agreement dated June 26, 2014, L3D-HK had sold its 45% of 3D Science & Cultural Products International Exchange Center to Excellent Plus Group Limited, an independent third party, for a consideration of US$250,000, effective on April 1, 2014. The consideration of US$250,000 was satisfied by the forgiveness of debt of the same amount due to Kingdom Industry Group Inc.

By a Stock Purchase Agreement dated November 30, 2015, the Company had sold all its interests in Living 3D Holdings, Limited to Jimmy Kent-Lam Wong, our former CEO, former director and former principal shareholder, for a nominal consideration of US$100, effective on October 1, 2015.

Sourcing and Manufacturing
We have contracted with third party manufacturers for the production of the displays we have sold to date.  Such manufacturers produced these products using OEM parts under specifications and informal licenses granted by certain of our former directors and principal shareholder.  These former directors and principal shareholder do not receive any compensation for these licenses.  See Item 13 "Certain Relationships and Related Transactions, and Director Independence."  We do not have any contracts with our third party manufacturers.
Marketing, Distribution and Sales
We have conducted limited marketing efforts to date.  We have made all of our sales to date in the PRC to government and research entities and educational institutions.  We have sold large LED displays (approximately three by three meters), 3D TV's and 3D panels.  We do not have any personnel dedicated to marketing, distribution and sales, nor do we have any agreements in place related to those functions.  To date, certain of our former directors and principal shareholder have carried out these functions, but their efforts have been limited to the sale of a small number of products.  We intend to continue to utilize their services as necessary as we seek to add additional personnel to assist in our marketing and sales functions.  In the future, given sufficient capital, we intend to market the products we sell through our participation in industry trade shows and conferences and through public relations and event sponsorships.

Sources and Availability of Raw Materials and Principal Suppliers
We have relied, and expect to continue to rely, on third parties to manufacture products for us to market and sell.  Although we may use our current manufacturers for future product orders we obtain, we do not have any obligation to use such manufacturers nor do we have any future product orders pending.  Given our current level of operations, we have not had problems obtaining sufficient supplies of raw materials or component parts.  We do not have multiple sources of supply for these items, but believe there are readily available alternative sources at acceptable prices.
Inventory, Operating Capital and Seasonality
We have no inventory because we have our products manufactured only after we receive orders.  In the future, we may seek to store products pending sale at the manufacturing facilities that produced such products, if feasible.  We do not maintain any warehouse facility. Our business is too new to be able to assess whether seasonality could be a material factor in our business.  We do not require material amounts of operating capital because we are in the development stage.
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
Intellectual Property
We rely on certain intellectual property rights held by Jimmy Kent-Lam Wong, who is a former director and principal shareholder, for the manufacture of the 3D products we have marketed and sold to date.  He has licensed these rights on an informal, as needed basis, to third party manufacturers and to us to enable us to make the sales we have made to date.  Such intellectual property consists principally of trade secrets and know-how.  The owner of the intellectual property has not explored whether it may be protectable by patents.  We have not paid any compensation to the license holder for these licenses.  These licenses have been verbal and the license holder is under no obligation to continue to offer us such licenses in the future, nor have the licenses included any terms other than the implied right to use the intellectual property to manufacture the products we have sold to date.  For example, the verbal licenses have not included any indemnification provision to protect us if the products infringe on any third-party intellectual property rights, or any representations or warranties with regard to non-infringement or other matters.  Accordingly, we may have liability for infringement or similar matters that arise with respect to the products we have sold to date.  We can offer no assurance that we will be able to obtain future licenses on terms acceptable to us, or on any terms, or to successfully develop or contract for the development of new designs to enable us to manufacture new products for sale in the future.
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

We relied on the trade secrets and know-how of one of our former directors and former principal shareholder to produce the products we have sold in the past before the change in control of the Company in December 2015.  We have not entered into confidentiality or invention assignment or license agreements with such party.  Nor have we or such party entered into similar agreements with our third party manufacturers.  We do, however, generally divide the steps for production of our products among different manufacturers according to their expertise and specialization and to protect our trade secrets.  Moreover, no assurance can be given that third parties will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.
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
Facilities
We had an office in the United States at 109 Lafayette Street, Suite 802, New York, New York 10013.  Our office in Hong Kong was located at Room 512, 5/F., Beverly Commercial Center, No. 87-105 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong. With the change in control in December 2015, our office in Hong Kong had been moved to Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong and we no longer maintain our former office in the United States since then. We have no other facilities.
Employees
As of December 31, 2015, we had no full-time employees.
Corporate Information
The Company's principal executive office is located at Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong .
Item 1A.    Risk Factors.
Not applicable.

Item 1B.    Unresolved Staff Comments.
None.
Item 2.     Properties.
          Our executive office in Hong Kong consists of approximately 400 square feet located at Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong.  The lease commenced on March 1, 2015 and continues through February 28, 2017. This office is furnished to us by our CEO at no charge.
Item 3.    Legal Proceedings
There are no claims, actions, suits, proceedings or investigations that are currently pending or, to our knowledge, threatened by or against us, or with respect to our operations or assets, by or against any of our officers, directors or affiliates.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          The common stock of the Company is quoted on the OTC Bulletin Board under the symbol "LTDH" (previously "CCSG").  Although our common stock is quoted on the OTC Bulletin Board, it has traded sporadically with no significant volume.  Consequently, the information provided below may not be indicative of the price of our common stock under different conditions. The high/low closing prices of our common stock were as follows for the periods below.  The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:
	High Close	Low Close
Year Ended December 31, 2015
1st Quarter	$0.20	$0.10
2nd Quarter	$0.10	$0.10
3rd Quarter	$0.10	$0.10
4th Quarter	$0.10	$0.07

Year Ended December 31, 2014
1st Quarter	$0.20	$0.20
2nd Quarter	$0.43	$0.20
3rd Quarter	$0.46	$0.07
4th Quarter	$0.16	$0.12
Holders of Common Stock
As of March 30, 2016, we had approximately 80 stockholders of record for our common stock.

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
Securities Authorized for Issuance under Equity Compensation Plans
As of March 30, 2016, the Company does not have in place any equity compensation plans.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	-0-	$-0-	-0-
Equity compensation plans not approved by shareholders	-0-	-0-	-0-

Total	-0-	$-0-	-0-
Recent Issuances of Unregistered Securities
          None.
Item 6.    Selected Financial Data.
Not applicable.
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believe," "expect," "anticipate," "intend," "estimate," "may," "should," "could," "will," "plan," "future," "continue" and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.
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
Overview
           Despite the change in control in December 2015, there have not been any material changes to the nature of business.   As such, the following Management Discussion and Analysis is focused on the operations of L3D-BVI.
          We market 3D technologies and products under our Living 3D brand in the PRC.  Given sufficient capital, we plan to build our revenues by focusing on direct sales and sales to retail distributors in selected markets. The following discussion summarizes the material changes in our results of operations and our financial condition for the years ended December 31, 2015 and December 31, 2014.
Operating Results
For the Years Ended December 31, 2015 and 2014
The Statement of Operations is included in the Financial Statements attached to this annual report.  Please refer to this Statement of Operations.
Results from Operations
Revenues.  For the years ended December 31, 2015 and December 31, 2014, revenues were $6,795 and $8,512, respectively, a decrease of $1,717.  The revenues for the year ended December 31, 2015 were derived from sales of 3D technology products manufactured by third parties.  The decrease in revenue was due to a decrease in product sales in the twelve months' period over the comparable period. Moreover, the Company is still in the early stage of development and its sales fluctuate.
Cost of Revenue.  The Company's cost of revenue decreased to $6,300 from $7,898 in the year ended December 31, 2015 compared to the same period in 2014.  The decrease was due to the decrease in sales in the current year.
Gross Profit.  For the year ended December 31, 2015, the gross profit was $495 compared with $614 for the same period in 2014. The decrease was because of the decrease in sales in the current year.
General and Administrative Expenses.  For the years ended December 31, 2015 and December 31, 2014, general and administrative expenses were $343,920 and $612,547, respectively, a decrease of $268,627.  The decrease in such expenses was primarily attributable to the decrease in the general and administrative expenses of the Company's subsidiary companies which were disposed of effective October 1, 2015.

Gain on disposal of subsidiaries.  For the years ended December 31, 2015 and December 31, 2014, gain on disposal of subsidiaries was $2,121,795 and $(-0-), respectively, an increase of $ 2,121,795. The increase was primarily due to the net gain on the disposal of the Company's interest in Living 3D Holdings, Limited effective October 1, 2015 to Jimmy Kent-Lam Wong.
Gain on disposal of joint venture.  For the years ended December 31, 2015 and December 31, 2014, gain on disposal of joint venture was $(-0-) and $126,848, respectively, a decrease of $ 126,848. The decrease was primarily due to the net gain on the disposal of the Company's interest in 3D Science & Cultural Products International Exchange Center in Tianjin effective April 1, 2014 to Excellent Plus Group Limited and there was no such disposal in 2015.
Operating Income or Operating (Loss).  For the year ended December 31, 2015, the operating income was $1,778,370 and, for the same year ended December 31, 2014, the operating loss was $(485,085), a decrease of $2,263,455.  The decrease of operating loss between the years was explained by the decrease in general and administrative expenses which were further offset by the gain on disposal of subsidiaries discussed above.
Interest Income (Expenses). The interest expenses for the year ended December 31, 2015 amounted to ($16,267) and ($26,509) for the year ended December 31, 2014. The interest expenses represented interest payable to Kingdom Industry Group, Inc. on advances of US$300,000. The loan bears interest of 7.33% per annum.
Net (Loss) Attributable to Non-controlling interests. The net loss attributable to the non-controlling interests for the year ended December 31, 2015 amounted to ($-0-) compared with a net loss attributable to the non-controlling interests of ($35,435) for the year ended December 31, 2014, a decrease of $35,435. The net loss attributable to the non-controlling interest of ($35,435) for the year ended December 31, 2014 represented the share of the net loss by the non-controlling interests of 3D Science & Cultural Products International Exchange Center in Tianjin for the three months ended March 31, 2014. The joint venture had been disposed of effective April 1, 2014.
Net Income/(Loss) Attributable to the Company.  For the year ended December 31, 2015, the net income attributable to the Company was $1,761,796 compared with a net loss of ($476,273) for the year ended December 31, 2014, a decrease of $2,238,069. The decrease in the loss attributable to the Company was primarily due to the decrease in the general and administrative expenses which were further offset by the gain on disposal of subsidiaries as discussed above.
Income Tax Provision.  No provision for income tax benefit from net operating losses had been made for the years ended December 31, 2015 and 2014 as we had fully reserved the asset until realization is more reasonably assured.
Comprehensive Income (Loss) Attributable to Non-controlling interests.  The comprehensive loss attributable to the non-controlling interests for the year ended December 31, 2015 was ($-0-) compared with ($34,559) for the year ended December 31, 2014, a decrease of $34,559.  This decrease mainly resulted from the decrease in general and administrative expenses attributable to the non-controlling interest of the Company's joint venture which was disposed of effective April 1, 2014.
Comprehensive Income (Loss) Attributable to the Company.  The comprehensive income attributable to the Company for the year ended December 31, 2015 was $1,761,796 compared with a comprehensive loss of ($475,557) for the year ended December 31, 2014, a decrease of $(2,237,353).  This decrease was primarily due to the decrease in general and administrative expenses which were further offset by the gain on disposal of subsidiaries as discussed above.
Liquidity and Capital Resources.  Cash and cash equivalents as of December 31, 2015 and December 31, 2014 totaled $100 and $3,691, respectively, a decrease of $3,591. The decrease was attributable to the disposal of the Company's interest in Living 3D Holdings, Limited effective October 1, 2015 to Jimmy Kent-Lam Wong.

Liquidity and Capital Resources
Current and Expected Liquidity
Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on the loans from our major shareholder and sale of equity securities. We had loans payable to Kingdom Industry Group Inc., a company controlled by our former CEO and major shareholder, Jimmy Kent-Lam Wong, in an aggregate principal amount of $300,000 at December 31, 2014  that do not contain any restrictive covenants restricting our ability to issue additional debt or equity securities.  We also financed operations by increasing our payables and liabilities due to third parties. The payables and liabilities decreased from $1,401,771 at December 31, 2014 to $69,176 at December 31, 2015, a decrease of $1,332,595.  The decrease is due principally to the disposal of the Company's subsidiaries.
Our cash flows used for operating activities decreased by $81,303 from $214,135 at December 31, 2014  to $132,832 at December 31, 2015, due principally to the decrease in our general and administrative expenses and a decrease in the expenses of the subsidiaries.
Our cash used in investing activities decreased by $5,033, from $7,120 at December 31, 2014 to $2,087 at December 31, 2015, due primarily to the decrease in the purchase of the fixed assets for the Company's joint venture in 2014. The Company had disposed its joint venture in April 2014.
Our cash from financing activities decreased by $39,299, from $170,627 at December 31, 2014 to $131,328 at December 31, 2015, due principally to a decrease in loans from related parties.
We will require substantial additional capital to develop a market for our computer software product and implement our business plan.  We plan to pursue financing from private investors and institutions in and outside the PRC.  We do not have any commitments for additional financing. Such new financing could include equity, which would likely be dilutive to our shareholders, or debt, which would likely restrict our ability to borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to the rights of our current shareholders.
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
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements at December 31, 2015.
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
Foreign Currency Translation.  For financial reporting purposes, the financial statements of the Company, which are prepared in Hong Kong Dollars ("HKD") and Renminbi, are translated into the Company's reporting currency, United States Dollars ("USD").  Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.  Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in the shareholders' equity.
We follow FASB ASC 80-30, "Foreign Currency Translation", for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars.  Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in shareholders' equity.
We maintain our books and accounting records in HKD and Renminbi, with HKD and Renminbi being the functional currencies.  Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates.  Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date.  Any translation gains (losses) are recorded in exchange reserve as a component of shareholders' equity.  Income and expenditures are translated at the average exchange rate of the year.
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
Recent Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. Also see Note 2(K) to our audited consolidated financial statements included elsewhere in this report.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 8.    Financial Statements and Supplementary Data.
The financial statements of the Company are included as an exhibit to this annual report on Form 10-K commencing on page F-1.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on his evaluation as of December 31, 2015, the end of the period covered by this annual report on Form 10-K, he concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act, including this annual report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
In connection with the filing of our annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on our assessment using those criteria, management believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, such controls.
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
Name	Age	Position
Man Wah Stephen Yip	36	Chairman of the Board of Directors and Chief Executive Officer
So Ka Yan	32	Secretary and Director
Sze Cheong Eric Ng	56	Chief Financial Officer, Secretary and Director
Jimmy Kent-Lam Wong(1)	45	Former Chairman of the Board of Directors and Chief Executive Officer
Kin Wah Ngai(2)	62	Former Chief Financial Officer, Secretary and Director
(1) Mr. Wong ceased to be the Chairman of the Board of Directors and Chief Executive Officer with effect from November 30, 2015.
(2) Mr. Ngai ceased to be the Chief Financial Officer, Secretary and Director with effect from November 30, 2015.

Man Wah Stephen Yip, Chief Executive Officer and Chairman of the Board of Directors. Mr. Yip joined the Group in November 2015. He is the Chairman of the Board of Directors, the Chief Executive Officer and the Chief Technology Officer of the Group. Before joining the Group, Mr. Yip is the Chairman of Sugar Computing Limited. Prior to that, he served in a number of senior positions in selected IT companies in Hong Kong.  Mr. Yip is now responsible for the product development of the Group. Mr. Yip has over 16 years of experience in business IT system and video game development and has developed well established connections in the industry through his extensive experience. Mr. Yip holds a LLB degree from University of London and both a BS and MS degree from Fairleigh Dickinson University in New Jersey, United States.
So Ka Yan, Secretary and Director. Ms. So joined the Group as a Director and Secretary in November 2015. Ms. So is responsible for the overall corporate strategy and the daily operations of the Group, including business development and overall management. She graduated from the Chinese University in Hong Kong and holds a law degree from University of London. She has over 10 years of experience in the market development in Mainland China and Hong Kong.  Ms. So is the wife of Mr. Yip.
Sze Cheong Eric Ng, Chief Financial Officer and Director. Mr. Ng joined the Group in 2012 as a senior consultant. He has been appointed as a Director and the Chief Financial Officer in November 2015. Mr. Ng is one of the Group's key China specialists, having spent well over a decade representing a number of listed Chinese companies in the United States.  He initially served as a manager at KPMG Peat Marwick from 1980 to 1986, responsible for audit and taxation affairs of listed companies in Hong Kong. Through his experiences at KPMG, Mr. Ng developed an expertise in mergers and acquisitions.

In the early 1990s, Mr. Ng acted as CFO/Finance Director for a US-listed company that became public through a reverse merger. He was responsible for fund raising, private placement transactions, and dealing with merchant bankers and the SEC. Mr. Ng was also responsible for various mergers and acquisitions for the listed company. Since then, Mr. Ng has acted as an investment consultant for numerous Chinese companies, guiding them through the complex path toward the United States public listing.
In the late 1990s, he assisted a biotech company get listed in the United States through a reverse takeover and acted as CFO/Finance Director for that company. Before joining the Group, Mr. Ng acted as an advisor to Chinese enterprises seeking growth through possible United States public listings.
Jimmy Kent-Lam Wong, Former Chief Executive Officer and Chairman of the Board of Directors.  Mr. Wong has served as our Chief Executive Officer and Chairman of the Board of Directors since 2008 until his resignation of all positions held with the Company effective November 30, 2015.  From 1999 to 2010, he was the chairman and CEO of Guang Dong Eastern Venture Group, which sells office products and small home appliances.
Kin Wah Ngai, Former Chief Financial Officer, Secretary and Director.  Mr. Ngai has served as our Chief Financial Officer and a member of the Board of Directors from 2008 until his resignation of all positions held with the Company effective November 30, 2015.  From 2004 to the present, Mr. Ngai has been the chairman of Hong Kong Commercial Management Limited, a business trading company.
None of the current executive officers and directors, nor any of their affiliates, beneficially owns any equity securities or rights to acquire any securities of the Company except as otherwise described in this report, and no such persons have been involved in any transaction with the Company or any of our directors, executive officers or affiliates that is required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), other than with respect to the transactions that have been described in this report or in any prior reports filed by the Company with the SEC.
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
Board of Directors and Committee Meetings
Our Board of Directors held two meetings during the fiscal year ended December 31, 2015.  In addition, our Board of Directors acted by unanimous written consent during fiscal year ended December 31, 2015.  Each of our directors attended 100% of the meetings of the Board of Directors and the committees on which they served in the fiscal year ended December 31, 2015. Our directors are expected, absent exceptional circumstances, to attend all board meetings and meetings of any committees on which they serve.
Committees of the Board of Directors
We do not have Audit, Compensation or Nominating and Governance Committees. Our full Board of Directors discharges the duties that such committees would normally have. We do not have such committees because of our stage of development and because our Board of Directors consists of only three members.  Mr. Yip is our Chairman of the Board of Directors.
Our full Board is currently comprised of three Directors, none of whom is independent, as defined by the rules and regulations of the SEC. The three members of our Board of Directors are Man Wah Stephen Yip, So Ka Yan and Sze Cheong Eric Ng.  The Board of Directors determined that Mr. Ng qualifies as an "audit committee financial expert," as defined under the rules and regulations of the SEC.  He is not independent, as noted above; however, we do not believe that independence is required at this juncture given our early stage of development.  We intend to have an independent person in this role as we grow and expand our operations.
Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must be approved in advance by the Board to assure that such services do not impair the accountants' independence from the Company.  Our full Board of Directors performs the equivalent functions of an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence have been implemented.

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee
Review and Discussion with Management
Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2015, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.
Review and Discussions with Independent Registered Public Accounting Firm
Our Board has discussed with Malone Bailey, LLP, our independent registered public accounting firm for fiscal year 2015, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant to Statement on Auditing Standards No. 114 (Communications with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our financial statements.
Our Board also has received the written disclosures and the letter from Malone Bailey, LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with Malone Bailey, LLP any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm's independence.
Conclusion
Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2015 to be included in this annual report on Form 10-K for the fiscal year ended December 31, 2015 for filing with the SEC.
Director Independence
The members of our Board of Directors are Man Wah Stephen Yip, So Ka Yan and Sze Cheong Eric Ng.  None of these persons is considered "independent" in accordance with Rule 5605(a)(2) of the NASDAQ Marketplace Rules.  We are currently traded on the OTC Bulletin Board, which does not require that a majority of the Board be independent.  If we ever become an issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.
Board of Directors' Role in the Oversight of Risk Management
We face a variety of risks, including credit, liquidity and operational risks.  In fulfilling its risk oversight role, our Board of Directors focuses on the adequacy of our risk management process and overall risk management system.  Our Board of Directors believes that an effective risk management system will (i) adequately identify the material risks that we face in a timely manner; (ii) implement appropriate risk management strategies that are responsive to our risk profile and specific material risk exposures; (iii) integrate consideration of risk and risk management into our business decision-making; and (iv) include policies and procedures that adequately transmit necessary information regarding material risks to senior executives and, as appropriate, to the Board or relevant committee.
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

Board Leadership Structure
Our Board of Directors does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board of Directors should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee.  Our Board of Directors believes that it should be free to make a choice from time to time in any manner that is in the best interests of us and our shareholders.  The Board of Directors believes that Mr. Yip's service as both Chief Executive Officer and Chairman of the Board is in the best interest of the Company and its shareholders.  Mr. Yip possesses detailed and in-depth knowledge of the issues, opportunities and challenges we face and is thus best positioned to develop agendas that ensure that the Board's time and attention are focused on the most critical matters.  His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our shareholders, employees, customers and suppliers.
Shareholder Communications with the Board of Directors
Shareholders may communicate with the Board of Directors by writing to us as follows:  Living 3D Holdings, Inc., attention:  Corporate Secretary, Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong.  Shareholders who would like their submission directed to a particular member of the Board of Directors may so specify and the communication will be forwarded as appropriate.
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
Shareholder recommendations for director nominations may be submitted to the Company at the following address:  Living 3D Holdings, Inc., attention:  Corporate Secretary, Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong.  Such recommendations will be forwarded to the Board for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and provided that they are in time for the Board to do an adequate evaluation of the candidate before the annual meeting of shareholders.  The submission must be accomplished by a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected and to cooperate with a background check.
Shareholder Nominations of Directors.  The bylaws of the Company provide that in order for a shareholder to nominate a director at an annual meeting, the shareholder must give timely, written notice to the Secretary of the Company and such notice must be received at the principal executive offices of the Company not less than 120 days before the date of its release of the proxy statement to shareholders in connection with its previous year's annual meeting of shareholders. Such shareholder's notice shall include, with respect to each person whom the shareholder proposes to nominate for election as a director, all information relating to such person, including such person's written consent to being named in the proxy statement as a nominee, serving as a director, that is required under the Exchange Act, and cooperating with a background investigation.  In addition, the shareholder must include in such notice the name and address, as they appear on the Company's records, of the shareholder proposing the nomination of such person, and the name and address of the beneficial owner, if any, on whose behalf the nomination is made, the class and number of shares of capital stock of the Company that are owned beneficially and of record by such shareholder of record and by the beneficial owner, if any, on whose behalf the nomination is made, and any material interest or relationship that such shareholder of record and/or the beneficial owner, if any, on whose behalf the nomination is made may respectively have in such business or with such nominee. At the request of the Board of Directors, any person nominated for election as a director shall furnish to the Secretary of the Company the information required to be set forth in a shareholder's notice of nomination which pertains to the nominee.
To be timely in the case of a special meeting or if the date of the annual meeting is changed by more than thirty (30) days from such anniversary date, a shareholder's notice must be received at the principal executive offices of the Corporation no later than the close of business on the tenth day following the earlier of the day on which notice of the meeting date was mailed or public disclosure of the meeting date was made.
Code of Ethics and Conduct
Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards.  A copy of our Code of Ethics and Conduct may be obtained by sending a written request to us at Living 3D Holdings, Inc., attention:  Corporate Secretary, Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong.  The Code of Ethics and Conduct is filed as an exhibit to this annual report on Form 10-K.
Section 16(a) Beneficial Ownership Reporting
Section 16(a) of the Exchange Act, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2015, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2015.

Item 11.	Executive Compensation.
The table below sets forth all cash compensation paid or proposed to be paid by the Company to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal years ended December 31, 2015 and 2014.
Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation ($) (i)	Total ($) (j)
Man Wah Stephen Yip, CEO and Chairman of the Board	2015	-	-	-	-	-	-	-
So Ka Yan, Secretary and Director	2015	-	-	-	-	-	-	-
Sze Cheong Eric Ng, CFO and Director	2015	-	-	-	-	-	-	-
Jimmy Kent-Lam Wong, (1) Former CEO and Chairman of the Board	2015 2014	115,385 153,846	- -	- -	- -	- -	- -	- -
Chang Li, (2) Former Chief Technology Officer and Director	2015 2014	- 98,077	- -	- -	- -	- -	- -	- -
Kin Wah Ngai, (3) Former CFO, Secretary and Director	2015 2014	98,077 130,769	- -	- -	- -	- -	- -	- -
(1)	Ceased to be the CEO and Chairman of the Board with effect from November 30, 2015.
(2)	Ceased to be a Director and Chief Technology Officer with effect from October 3, 2014.
(3)	Ceased to be the CFO, Secretary and Director with effect from November 30, 2015.
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
Base Salary.  In general, the base salary for our executive officers will be reviewed and compared to the prior year, with considerations given for increase. As we continue to grow and financial conditions continue to improve, base salaries will be reviewed for possible adjustments.  Base salary adjustments will be based on both individual and our performance and will include both objective and subjective criteria specific to each executive's role and responsibility with us.

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
Outstanding Equity Awards at Fiscal Year-End
The Company did not issue any options or stock awards to any of our officers, directors or employees in 2015 and 2014.
Stock Option Plan
Our board of directors has not adopted a stock option plan.
Compensation of Directors
In 2015, our directors received no compensation for serving as members of our Board of Directors.  Any non-employee directors are reimbursed for their out-of-pocket costs in attending the meetings of the Board of Directors.
Outstanding Equity Awards at Fiscal Year-End
		Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (b)	Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Man Wah Stephen Yip, CEO and Chairman of the Board	No outstanding equity awards
So Ka Yan, Secretary and Director	No outstanding equity awards
Sze Cheong Eric Ng, CFO and Director	No outstanding equity awards
Jimmy Kent-Lam Wong, Former CEO and Chairman of the Board(1)	No outstanding equity awards.
Chang Li,(2) Former Chief Technology Officer and Director	No outstanding equity awards.
Kin Wah Ngai,(3) Former CFO, Secretary and Director	No outstanding equity awards.
The table above indicates that no options were granted to directors and officers in fiscal 2015.
(1) Ceased to be the CEO and Chairman of the Board with effect from November 30, 2015.
(2) Ceased to be a Director and Chief Technology Officer with effect from October 3, 2014.
(3) Ceased to be the CFO and Director with effect from November 30, 2015.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth certain information regarding our common stock beneficially owned on March 30, 2016 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.  Unless otherwise indicated, each person in the table has sole voting and investment power with respect to the shares shown.  The table assumes a total of 69,703,480 shares of our common stock outstanding as of March 30, 2016.
Name and address of beneficial owner	Amount and nature of beneficial ownership(3)	Percent of common stock(4)
Man Wah Stephen Yip, CEO and Director(2)(3)	16,783,841	24.08%
So Ka Yan, Secretary and Director(2)(3)	16,783,841	24.08%
Sze Cheong Eric Ng, CFO and Director	0	0%
5% holders:
So Hark Sing(2)	18,500,000	26.54%
Jimmy Kent-Lam Wong(1)	10,455,522	15.00%
Top Centre International Limited(1)	7,284,014	10.45%
Chang Li(1)	6,621,831	9.50%
Ngai Kin Wah(1)	3,973,098	5.70%
All executives officers and directors as a group (two persons)(3)	16,783,841	24.08%

(1)	The address of these persons is Room 512, 5/F., Beverly Commercial Center, No. 87-105 Chatham Road South, Tsimshatsui, Kowloon, Hong Kong.
(2)	The address of these persons is Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong
(3)	Man Wah Stephen Yip and So Ka Yan are husband and wife. Man Wah Stephen Yip is deemed to own the same shares which are beneficially owned by So Ka Yan.
(4)	The foregoing beneficial owners hold investment and voting power in their shares.
(5)
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

Change of Control
On November 30, 2015, pursuant to a Stock Purchase Agreement dated as of November 30, 2015 (the "Agreement") between Jimmy Kent Lam Wong ("Seller") and Man Wah Stephen Yip ("Purchaser"), Purchaser purchased 37,883,841 shares of the common stock of Living 3D Holdings, Inc. (the "Company") from Seller for a purchase price of US$100.

The 37,883,841 shares represent 54.35% of the total shares of the Company issued and outstanding on November 30, 2015.
Effective November 30, 2015, and simultaneously with the closing of the Agreement, the following appointments to and resignations of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer of Living 3D Holdings, Inc. occurred.

1.	Mr. Man Wah Stephen Yip was appointed to serve as the Chairman of the Board of Directors and the Chief Executive Officer of the Company;
2.	Mr. Sze Cheong Eric Ng was appointed to serve as a director and the Chief Financial Officer of the Company;
3.	Ms. So Ka Yan was appointed to serve as a director of the Company. Ms So is the wife of Mr. Yip, our Chairman of the Board and Chief Executive Officer;
4.
Mr. Jimmy Kent-Lam Wong resigned as the Chairman of the Board of Directors and the Chief Executive Officer of the Company.  Mr. Wong confirmed to the Company that he had no claims whatsoever against the Company; and

5.	Mr. Edward Ngai Kin Wah resigned as a director and the Chief Financial Officer of the Company. Mr. Ngai confirmed to the Company that he had no claims whatsoever against the Company.

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
By a Stock Purchase Agreement of November 30, 2015, the Company had sold all its interests in Living 3D Holdings, Limited to Jimmy Kent-Lam Wong, our former CEO, director and principal shareholder for a nominal consideration of US$100, effective on October 1, 2015.
License Agreements.  We purchased the products we have sold to date, and intend to purchase the products for which we are currently exploring new markets, from third party manufacturers, which manufacture these products under know-how and licenses granted by a former director.  This former director does not receive any compensation for these licenses.  We do not have any contracts with its third party manufacturers.

Item 14. Principal Accounting Fees and Services.
The following table is a summary of the fees billed to us by Malone Bailey, LLP for professional services for the fiscal years ended December 31, 2015 and December 31, 2014:
Fee Category:	Fiscal 2015 Fees	Fiscal 2014 Fees
Audit Fees………………………..	$21,000	$21,000
Audit-Related Fees………………	-	-
Tax Fees………………………….	-	-
All Other Fees……………………	-	-
Total Fees……………….…..........	$21,000	$21,000

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
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.
Tax Fees. Tax fees consist of fees billed for professional services related to tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.
All Other Fees. All other fees consist of fees for products and services other than the services reported above. In fiscal 2015 and 2014, there were no fees related to this category.
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
The audit report of Malone Bailey, LLP on the financial statements of the Company for the year ended December 31, 2015 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding the Company's ability to continue as a going concern.  The audit report for the year ended December 31, 2014 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding the Company's ability to continue as a going concern.
During our fiscal years ended December 31, 2015 and 2014, there were no disagreements with Malone Bailey, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Malone Bailey, LLP's satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.
During our fiscal years ended December 31, 2015 and 2014, there were no reportable events (as described in Item 304(a) (1) (v) of Regulation S-K).

Item 15. Exhibits, Financial Statement Schedules.
Exhibit Number	Description	Incorporated by Reference

2.1
Stock Purchase Agreement, entered into effective as of December 8, 2011, by and among the shareholders of Living 3D Holdings, Limited, a British Virgin Islands corporation, certain shareholders of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated), a Nevada corporation, listed in Exhibit A thereto, and Jeff W. Holmes, a selling shareholder and a principal shareholder of AirWare International Corp.
Exhibit 2.1 to the Company's Form 8-K, filed December 14, 2011.
2.2
Share Exchange and Acquisition Agreement, entered into effective as of December 8, 2011, by and among Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated), a Nevada corporation, Living 3D Holdings, Limited, a British Virgin Islands corporation and all of the shareholders of Living 3D Holdings, Limited.
Exhibit 2.2 to the Company's Form 8-K, filed December 14, 2011.
3.1	Amended and Restated Articles of Incorporation of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated), a Nevada corporation, dated July 1, 2010.	Exhibit 3.1 to the Company's Form 8-K, filed December 14, 2011.
3.2	Memorandum and Articles of Association of Living 3D Holdings, Limited, a British Virgin Islands corporation, dated June 23, 2008.	Exhibit 3.2 to the Company's Form 8-K, filed December 14, 2011.
3.3	Amended and Restated Bylaws of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated).	Exhibit 3.3 to the Company's Form 8-K, filed December 14, 2011.
4.1	Form of Common Stock Certificate of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated).	Exhibit 4.1 to the Company's Form 8-K, filed December 14, 2011.
14.1	Code of Ethics and Conduct.	Exhibit 14.1 to the Company's Form 10-K filed April 16, 2012.
21.1	List of subsidiaries of the Company.	Exhibit 21.1 to the Company's Form 8-K, filed December 14, 2011.
31.1	Certification of Man Wah Stephen Yip, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Sze Cheong Eric Ng, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Man Wah Stephen Yip, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Sze Cheong Eric Ng, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit Number	Description	Incorporated by Reference
99.1	Audited Financial Statements of Living 3D Holdings, Inc. as of December 31, 2014 and 2015.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Calculation Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.	Filed herewith.

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

LIVING 3D HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Index to Financial Statements

Page (s)
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheets - December 31, 2015 and 2014	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2015 and 2014	F-3

Consolidated Statements of Changes in Shareholders' Deficit for the Years Ended December 31, 2015 and 2014	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014	F-5

Notes to Consolidated Financial Statements	F-6 to F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Living 3D Holdings, Inc.
Hong Kong

We have audited the consolidated balance sheets of Living 3D Holdings, Inc. and its Subsidiaries (collectively, the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Living 3D Holdings, Inc. and its Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
March 30, 2016

Living 3D Holdings, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	As of December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$100	$3,691
Due from related party	-	6,544
Other current assets	-	289
Total Current Assets	100	10,524
TOTAL ASSETS	$100	$10,524

LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$-	$18,756
Accrued liabilities and other payables	69,176	1,401,771
Due to related parties	3,028	123,897
Total Current Liabilities	72,204	1,544,424
Loan from related party	-	300,000
TOTAL LIABILITIES	$72,204	$1,844,424

SHAREHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 90,000,000 shares authorized, 69,703,480 shares issued and outstanding at December 31, 2015 and 2014	69,704	69,704
Additional paid-in capital	(69,604)	(69,604)
Accumulated deficit	(72,204)	(1,834,000)
TOTAL SHAREHOLDERS' DEFICIT	(72,104)	(1,833,900)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 100	$ 10,524
The accompanying notes are an integral part of these consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Stated in US dollars)
	For The Years Ended December 31,
	2015	2014
Revenue	$6,795	$8,512
Cost of Revenue	6,300	7,898
Gross Profit	495	614

General and administrative expenses	(343,920)	(612,547)
Gain on disposal of subsidiaries	2,121,795	-
Gain on disposal of joint venture	-	126,848

Income (Loss) from Operations	1,778,370	(485,085)

Other Income (Expenses)
Interest expenses	(16,267)	(26,509)
Other expenses	(307)	(114)
Total Other Expenses	(16,574)	(26,623)

Net Income (Loss)	$1,761,796	$(511,708)
Less: Net loss attributable to non-controlling interest	-	35,435
Net Income (Loss) Attributable to Living 3D Holdings, Inc.	$1,761,796	$(476,273)

Comprehensive (Income) Loss
Net Income (Loss)	1,761,796	(511,708)
Foreign currency translation adjustment	-	1,592
Total Comprehensive Income (Loss)	$1,761,796	$(510,116)
Comprehensive loss attributable to non-controlling interest	-	(34,559)
Comprehensive income (loss) attributable to Living 3D Holdings, Inc.	$1,761,796	$(475,557)

Basic and Diluted Income (Loss) per Common Share	0.03	(0.01)
Weighted Average Common Shares; Basic and Diluted	69,703,480	69,703,480
The accompanying notes are an integral part of these consolidated financial statements

Living 3D Holdings, Inc. Consolidated Statements of Changes in Shareholders' Deficit (Stated in US dollars)
	Common stock		Additional paid –in capital	Accumulated other comprehensive income	Accumulated deficit	Total Living 3D Holdings, Inc. shareholders' equity (deficit)	Non-controlling interests	Total Equity
	Shares	Amount
Balance as of December 31, 2013	69,703,480	$69,704	$(69,604)	$809	$(1,357,727)	$(1,356,818)	$142,896	$(1,213,922)
Net loss for the year	-	-	-	-	(476,273)	(476,273)	(35,435)	(511,708)
Foreign currency translation adjustment	-	-	-	716	-	716	876	1,592
Disposal of joint venture	-	-	-	(1,525)	-	(1,525)	(108,337)	(109,862)
Balance as of December 31, 2014	69,703,480	$69,704	$(69,604)	$-	$(1,834,000)	$(1,833,900)	$-	$(1,833,900)
Net Income for the year	-	-	-	-	1,761,796	1,761,796	-	1,761,796
Balance as of December 31, 2015	69,703,480	$69,704	$(69,604)	$-	$(72,204)	$(72,104)	$-	$(72,104)
The accompanying notes are an integrated part of these consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)
	For The Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ( loss)	$1,761,796	$(511,708)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation expenses	-	6,436
Gain on disposal of subsidiaries	(2,121,795)	-
Gain on disposal of joint venture	-	(126,848)
Changes in operating assets and liabilities
Other current assets	-	7,046
Accrued liabilities and other payables	227,167	410,939
CASH USED IN OPERATING ACTIVITIES	(132,832)	(214,135)
CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for the purchase of property and equipment	-	(3,171)
Net cash paid on disposal of subsidiaries	(2,087)	-
Cash paid on disposal of joint venture	-	(3,949)
CASH USED IN INVESTING ACTIVITIES	(2,087)	(7,120)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	131,328	170,627
CASH PROVIDED BY FINANCING ACTIVITIES	131,328	170,627

Effect of exchange rate changes on cash and cash equivalents	-	(30)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,591)	(50,658)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$3,691	$54,349
CASH AND CASH EQUIVALENTS AT END OF YEAR	$100	$3,691
Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash Investing and Financing Activities:
Forgiveness of loan and accrued interests from related party in connection with disposal of joint venture	-	260,844

The accompanying notes are an integral part of these consolidated financial statements

LIVING 3D HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

Living 3D Holdings Ltd ("L3D") was incorporated in the British Virgin Islands (the "BVI") on June 23, 2008. L3D is a globally integrated enterprise that targets the intersection of 3D technology and effective business. The Company specializes in the design, development, production, sale and marketing of "auto stereoscopic 3D" technology, or Auto 3D products, services and solutions. The products we market are based on "auto stereoscopic 3D" technology, or Auto 3D, which means that viewers are not required to wear 3D glasses in order to experience the 3D effects of the screen, and instant switching between two dimensional, or 2D, and 3D viewing is enabled.  We believe that this gives us a competitive advantage over other suppliers of 3D products requiring the use of a visor or glasses in order to experience a 3D effect.

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

On December 8, 2011, L3D entered into a share exchange agreement (the "Share Exchange") with Living 3D Holdings, Inc. (formerly AirWare International Corp. and formerly Concrete Casting Incorporated), a company incorporated in the State of Nevada on October 29, 1987. Under the Share Exchange, Living 3D Holdings, Inc. ("Living 3D" or the "Company") issued an aggregate of 62,590,880 shares of its common stock to the shareholders of the Company in exchange for all of the issued and outstanding securities of L3D. The Share Exchange closed on December 8, 2011. As a result of the Share Exchange, L3D became the Company's wholly-owned subsidiary.

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

On November 30, 2015, Jimmy Kent-Lam Wong, the Company's principal shareholder, entered into a stock purchase agreement to sell 54.35% of the Company's outstanding shares, or 37,883,841 shares, of common stock, to Man Wah Stephen Yip. Simultaneously, Living 3D Holdings, Inc. entered into a shares sale and purchase agreement with Jimmy Kent-Lam Wong, pursuant to which, the Company agreed to sell its entire ownership interest in L3D to Jimmy Kent-Lam Wong for a total consideration of $100 effective October 1, 2015.

For the sake of clarity, this report follows the English naming convention of first name followed by last name, regardless of whether an individual's name is Chinese or English. For example, the name of our President will be presented as "Man Wah Stephen Yip," even though, in Chinese, his name would be presented as "Yip Man Wah Stephen."

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A. BASIS OF PREPARATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

B. PRINCIPLES OF CONSOLIDATION

Prior to the disposal of L3D, the consolidated financial statements include the accounts of L3D, all of its wholly owned subsidiaries and 3D Science & Cultural Products International Exchange Center, a joint venture formed in June 18, 2013.  Although L3D only owned 45% equity interest in the joint venture, its two directors had actual control of the joint venture. Accordingly, the results of 3D Science & Cultural Products International Exchange Center were included in the consolidated statements of the Company prior to June 26, 2014 (see Note 6).  The Company disposed of its entire equity interests in 3D Science & Cultural Products International Exchange Center in June 2014. All material inter-company accounts and transactions have been eliminated in consolidation. Effective October 1, 2015, the Company disposed of its entire interest in L3D.

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

E. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, other current assets, accounts payable, accrued liabilities and other payables, approximates their fair value due to the relatively short-term nature of these instruments.

F. REVENUE RECOGNITION

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

G. FOREIGN CURRENCY TRANSLATION

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

The financial statements of Living 3D Holdings, Inc., are prepared in the Company's reporting currency, United States Dollars ("USD"). For financial reporting purposes, the financial statements of Living 3D Holdings, Limited and its subsidiaries which are prepared in Hong Kong Dollar ("HKD") are translated into United States Dollars. 3D Science & Cultural Products International Exchange Center, the joint venture, maintains its books and accounting records in Renminbi. The results of the joint venture were translated into United States Dollars and were included in the consolidated statements of the Company prior to June 26, 2014. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in the owners' equity.

The exchange rates used for the foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2015	7.8	7.8
Year ended December 31, 2014	7.8	7.8

The exchange rates used for the foreign currency translation were as follows (USD$1 = RMB):
Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2014	6.2061	6.1610

We follow FASB ASC 830-30, "Foreign Currency Translation", for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders' equity.

H. INCOME TAXES

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

I.	RELATED PARTIES

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

J. IMPAIRMENT OF LONG-LIVED ASSETS

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

K. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. The amendments in ASU 2014-08 are effective in the first quarter of 2015 for public organizations with calendar year ends. The Company evaluated the impact of the adoption on its consolidated financial statements, and determined that its disposal of subsidiaries in 2015 did not constitute a discontinued operation, as the Company continues to engage in the design, development, production, sale and marketing of "auto stereoscopic 3D" technology and products. The Company also provides technical and support services of 3D in software development and contents production to a wide range of industries.

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. The Company has a working capital deficit of $72,104 as of December 31, 2015 and has generated negative cash flows from operations for the year ended December 31, 2015. The Company is primarily funded by its Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Man Wah Stephen Yip, the Company's CEO, a director and principal shareholder
Jimmy Kent-Lam Wong, the Company's former CEO, former director and principal shareholder
Kingdom Industry Group Inc., Jimmy Kent-Lam Wong is one of the two directors and owns 60% equity interest

Due from Related Party

Due from related party consists of the following:

	December 31, 2015	December 31, 2014
Jimmy Kent-Lam Wong	$-	$6,544
Total	$-	$6,544

The above amount represents advance to Jimmy Kent-Lam Wong for business purpose.

Due to Related Parties

Due to related parties consists of the following:

	December 31, 2015	December 31,2014
Kingdom Industry Group Inc.	$-	$123,897
Man Wah Stephen Yip	3,028	-
Total.	$3,028	$123,897

The amounts due to related parties represent expenses paid on behalf and advances received to support the Company's operations. They are unsecured, bearing no interest and repayable on demand. In connection with the disposal of L3D, the balance of $252,197 due to Kingdom Industry Group Inc. is assumed by Jimmy Kent-Lam Wong (also see Note 7).

Loan from Related Party

By the agreements dated August 28, 2013 and November 29, 2013, the Company obtained loans of $250,000 and $300,000, respectively, from Kingdom Industry Group Inc. The loans are unsecured, bearing interest of 7.33% per annum and are to be repayable within two years from the respective dates of the loan agreements. In connection with the disposal of 3D Science & Cultural Products International Exchange Center, the directors of Kingdom Industry Group, Inc. had elected to relinquish all their claims on the loan of $250,000 together with any accrued interests thereon (also see Note 6). In connection with the disposal of L3D, the loan of $300,000 is assumed by Jimmy Kent-Lam Wong (also see Note 7).

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

Jimmy Kent-Lam Wong, the Company's former CEO, former director and principal shareholder, is also one of two directors of China 3D and through his affiliates owns a 50% interest in China 3D. Chang Li, the Company's former Chief Technology Officer and former director, is the second director of China 3D. Additionally, Chang Li is the sole director and shareholder of Tianjin 3D, which also owns a 50% interest in China 3D. Though L3D-HK only owned 45% of 3D Science & Cultural Products International Exchange Center per the agreement, Jimmy Kent-Lam Wong and Chang Li had actual control of 3D Science & Cultural Products International Exchange Center through their equity interests in L3D-HK, China 3D, and Tianjin 3D. Accordingly, the results of 3D Science & Cultural Products International Exchange Center are included in the consolidated statements of the Company. The portion of the income or loss applicable to non-controlling interest is reflected in the consolidated statements of operations.

In June 2014, L3D-HK entered into an agreement to dispose of its entire equity interest in 3D Science & Cultural Products International Exchange Center to Excellent Plus Group Limited, an independent third party, effective on April 1, 2014 (also see Note 6).

NOTE 6 – DISPOSAL OF JOINT VENTURE

By a sale and purchase agreement dated June 26, 2014, L3D-HK sold its 45% equity interest in 3D Science & Cultural Products International Exchange Center to Excellent Plus Group Limited, an independent third party, for a consideration of $250,000. The decision was made because the management did not have sufficient experience at managing a joint venture. The consideration of $250,000 was satisfied through the forgiveness of debt of the same amount due to Kingdom Industry Group Inc. The Agreement provided that the sale and purchase of the 45% equity interest would be effective as of April 1, 2014. The disposition resulted in a gain of $126,848, which was reported as "gain on disposal of joint venture" included in operating expense for the year ended December 31, 2014.

The Company determined that disposal of joint venture did not constitute a discontinued operation, as the Company anticipated that it will generate significant continuing cash flows from the customers of the disposed joint venture.

NOTE 7 – DISPOSAL OF SUBSIDIARIES

By a shares sale and purchase agreement dated November 30, 2015, the Company sold its entire interest in L3D to Jimmy Kent-Lam Wong, the Company's former CEO, former director and principal shareholder, for a consideration of $100. The decision was made in light of the change in control of the Company. The agreement provided that the sale and purchase of the 100% equity interest would be effective as of October 1, 2015. The disposal resulted in a gain of $2,121,795, which was reported as "gain on disposal of subsidiaries" included in operating expense for the year ended December 31, 2015.

The Company determined that disposal of subsidiaries did not constitute a discontinued operation, as the Company does not believe that the disposal represents a strategic shift. The Company continues to engage in the design, development, production, sale and marketing of "auto stereoscopic 3D" technology and products. The Company also provides technical and support services of 3D in software development and contents production to a wide range of industries.

NOTE 8 – INCOME TAXES

Living 3D Holdings, Inc. is incorporated in the State of Nevada, United States and is subject to US Corporate Income Tax ("CIT") on the taxable income in accordance with the relevant US income tax laws.

Living 3D Holdings, Limited is registered in BVI and under the current laws of the BVI, is not subject to incomes taxes.

Living 3D (Hong Kong) Ltd is registered in Hong Kong and Hong Kong profits tax is calculated at 16.5% of the estimated assessable profit for the year.

Tianjin 3D is registered in PRC and is subject to PRC Enterprise Income Tax ("EIT") on the taxable income in accordance with the relevant PRC income tax laws.

On March 16, 2007, the National People's Congress enacted a new enterprise income tax law, which took effect on January 1, 2008. The law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises.

No provision for income taxes has been made as all of the Company's subsidiaries and joint venture suffered losses for the years ended December 31, 2015 and 2014.

A reconciliation of the income tax computed at the U.S. statutory rate and the Company's provision for income tax is as follows:
	Tax Year
	2015	2014
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
Hong Kong corporate income tax rate	16.5%	16.5%
Net loss not subject to income tax	-16.5%	-16.5%
P.R. China corporate income tax rate	25.0%	25.0%
Net loss not subject to income tax	-25.0%	-25.0%
Provision for income tax	0.0%	0.0%

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes. The provision clarify the accounting for uncertainty in income taxes recognized in an Enterprise's financial statements in accordance with the standard "Accounting for Income Taxes,", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of Accounting for Uncertainty in Income Taxes also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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
Living 3D Holdings, Inc.

Date: March 30, 2016	/s/ Man Wah Stephen Yip Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 30, 2016	/s/ Man Wah Stephen Yip Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

Date: March 30, 2016	/s/ Sze Cheong Eric Ng Name: Sze Cheong Eric Ng Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.