Form 10-Q
period 2016-03-31
LIVING 3D HOLDINGS, INC.
filed 2016-05-16
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
(Address of principal executive offices)
(852) 3563-9280
(Registrant's telephone number, including area code)
________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "a smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Outstanding at May 15, 2016
Common Stock, $.001 par value	69,703,480

Living 3D Holdings, Inc.
Balance Sheets
(Stated in US dollars)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$100	$100
Total Current Assets	100	100
TOTAL ASSETS	$100	$100

LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities and other payables	$71,840	69,176
Due to related parties	10,610	3,028
Total Current Liabilities	82,450	72,204
TOTAL LIABILITIES	$82,450	$72,204

SHAREHOLDERS' DEFICIT

Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 90,000,000 shares authorized, 69,703,480 shares issued and outstanding at March 31, 2016 and December 31, 2015	69,704	69,704
Additional paid-in capital	(69,604)	(69,604)
Accumulated deficit	(82,450)	(72,204)
TOTAL SHAREHOLDERS' DEFICIT	(82,350)	(72,104)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 100	$ 100

The accompanying notes are an integral part of these unaudited financial statements

Living 3D Holdings, Inc.
Statements of Operations
(Stated in US dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenue	$-	$6,795
Cost of Revenue	-	6,300
Gross Profit	-	495

Operating Expenses
General and administrative expenses	10,246	88,975
Total Operating Expenses	10,246	88,975

Loss from Operations	(10,246)	(88,480)
Other Income (Expenses)
Interest expense	-	(5,422)
Other expenses	-	(67)
Total Other Expenses	-	(5,489)

Net Loss	$(10,246)	$(93,969)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Weighted Average Common Shares; Basic and Diluted	69,703,480	69,703,480

The accompanying notes are an integral part of these unaudited financial statements

Living 3D Holdings, Inc.
 Statement of Shareholders' Deficit
(Stated in US dollars)
(Unaudited)

			Additional Paid-in Capital		Total Shareholders' Deficit
				Accumulated Deficit
	Common Stock Shares Amount
Balance as of December 31, 2015	69,703,480	$69,704	$(69,604)	$(72,204)	$(72,104)

Net loss for the period				(10,246)	(10,246)

Balance as of March 31, 2016	69,703,480	$69,704	$(69,604)	$(82,450)	$(82,350)

The accompanying notes are an integral part of these unaudited financial statements

Living 3D Holdings, Inc. Statements of Cash Flows (Stated in US dollars) (Unaudited)

	For The Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,246)	$(93,969)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities
Accrued liabilities and other payables	2,664	73,577
Amount due to related parties	7,582	-
CASH USED IN OPERATING ACTIVITIES	-	(20,392)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	-	20,000
CASH PROVIDED BY FINANCING ACTIVITIES	-	20,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(392)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$100	$3,691
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100	$3,299

Supplementary Disclosure for Cash Flow Information:
Income taxes paid	$0	$0
Interest paid	0	0

The accompanying notes are an integral part of these unaudited financial statements

Living 3D Holdings, Inc.
Notes to Unaudited Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

Living 3D Holdings Ltd ("L3D", the "Company") was incorporated in the British Virgin Islands (the "BVI") on June 23, 2008. L3D is a globally integrated enterprise that targets the intersection of 3D technology and effective business. The Company specializes in the design, development, production, sale and marketing of "auto stereoscopic 3D" technology, or Auto 3D products, services and solutions. The products we market are based on "auto stereoscopic 3D" technology, or Auto 3D, which means that viewers are not required to wear 3D glasses in order to experience the 3D effects of the screen, and instant switching between two dimensional, or 2D, and 3D viewing is enabled.  We believe that this gives us a competitive advantage over other suppliers of 3D products requiring the use of a visor or glasses in order to experience a 3D effect.

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

With the change in the Company's control in December 2015, the Company extended its business from 3D technology development to computer software development with major operations in Hong Kong and Mainland China. The Company focuses on the research and development of e-commerce platform, mobile game and virtual reality application. Our e-commerce platform seeks to integrate web application with product manufacturing which will increase the productivity and efficiency of the operation. Along with the ever increasing usage of the internet, our O2O (O2O stands for "online to offline." It's a term used to describe a variety of e-commerce services that provide online information, services, or discounts to consumers that enhance their offline shopping experiences.) e-commerce platform is expected to bring in more business opportunities to the manufacturer.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2015, as reported in Form 10-K, have been omitted.

B. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management believes that none of the recently adopted accounting pronouncements will have a material effect on the Company's financial position, results of operations, or cash flows.

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. The Company has a working capital deficit of $82,350 as of March 31, 2016 and did not generate any cash flows from operations for the three months ended March 31, 2016. The Company is primarily funded by its Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The related party consists of the following:

Man Wah Stephen Yip, the Company's CEO, a director and principal shareholder;

Due to Related Party

Due to related party consists of the following:

	March 31, 2016	December 31,2015
Man Wah Stephen Yip	$10,610	$3,028
Total	$10,610	$3,028

The amounts due to related party represent expenses paid by related party to support the Company's operations. They are unsecured, bear no interest and are repayable on demand.

Office Furnished by Related Party

The Company's executive office in Hong Kong consists of approximately 400 square feet located at Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong. This office is furnished to the Company by the CEO at no charge.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
With the change in the Company's control in December 2015, the Company redefined its business from 3D technology development to computer software development with major operations in Hong Kong and Mainland China. The Company focuses on the research and development of e-commerce platform, mobile game and virtual reality application. Our e-commerce platform seeks to integrate web application with product manufacturing which will increase the productivity and efficiency of the operation. Along with the ever increasing usage of the internet, our O2O (O2O stands for "online to offline." It's a term used to describe a variety of e-commerce services that provide online information, services, or discounts to consumers that enhance their offline shopping experiences.) e-commerce platform is expected to bring in more business opportunities to the manufacturer.
Recent Development.  On November 30, 2015, Jimmy Kent-Lam Wong, who was the holder of a majority of the issued and outstanding shares of the capital stock of the Company ("Wong"), and Man Wah Stephen Yip ("Yip") entered into a stock purchase agreement (the "Wong-Yip Stock Purchase Agreement"). Under the terms of the Wong-Yip Stock Purchase Agreement, Yip purchased from Wong an aggregate of 37,883,841 of the shares (the "Wong-Yip Purchase Shares") of common stock, par value $0.001 per share, of the Company owned by Wong, for a nominal consideration of $100.

By a separate Stock Purchase Agreement dated November 30, 2015, the Company had disposed of all of its subsidiary companies, namely, Living 3D Holdings, Limited, Living 3D International (HK) Limited, Colombia College Hollywood International Limited and Living 3D Technology Group Limited to Jimmy Kent-Lam Wong at a nominal consideration of $100. The disposal was effective as of October 1, 2015.

The following discussion summarizes the material changes in our results of operations and our financial condition for the three months ended March 31, 2016 and March 31, 2015.  The Statements of Operations is included in the Financial Statements attached to this report.  Please refer to the Statements of Operations.

Results of Operations for the three months ended March 31, 2016 and 2015
Results from Operations
Revenues.  For the three months ended March 31, 2016 and March 31, 2015, revenues were $0 and $6,795 respectively, a decrease of $6,795.  The revenues for the three months ended March 31, 2015 were derived from sales of 3D technology products manufactured by third parties, and there were no such sales for the three months ended March 31, 2016. Moreover, the Company is still in the early stage of development and its sales fluctuate.
Cost of Revenue.  The Company's cost of revenue decreased to $0 from $6,300 in the period ended March 31, 2016 compared to the same period in 2015.  The decrease was due to the fact that there were no sales in the current period.
Gross Profit.  For the three months ended March 31, 2016, the gross profit was $0 compared with $495 for the same period in 2015. The decrease was because of no sales in the current period.
General and Administrative Expenses.  For the three months ended March 31, 2016 and March 31, 2015, general and administrative expenses were $10,246 and $88,975, respectively, a decrease of $78,729. The decrease in such expenses was primarily attributable to the decrease in the salaries accrued to the former directors who resigned from the board on November 30, 2015 upon the change in control of the Company. No salaries have been accrued to the directors for the three months ended March 31, 2016.

Operating (Loss) or Operating Income.  For the three months ended March 31, 2016, the operating loss was $(10,246) and, for the same period ended March 31, 2015, the operating loss was $(88,480), a decrease of $78,234.  The decrease of operating loss between the periods was explained by the decrease in general and administrative expenses discussed above.
Interest Income (Expenses). The interest expenses for the period ended March 31, 2016 amounted to $0 and $(5,422) for the period ended March 31, 2015, a decrease of $(5,422).  The interest expenses for the period of 2015 represented interest payable to Kingdom Industry Group, Inc. on advances of US$300,000. The loan bears interest of 7.33% per annum. With the disposal of the Company's subsidiaries on October 1, 2015, the loan of $300,000 was assumed by Jimmy Kent-Lam Wong, the Company's former CEO and major shareholder, therefore no further interest needs to be accrued for the period ended March 31, 2016.
Net (Loss) Attributable to the Company.  For the three months ended March 31, 2016, the net loss attributable to the Company was $(10,246) compared with a net loss of $(93,969) for the period ended March 31, 2015, a decrease of $83,723. The decrease was primarily due to the decrease in the general and administrative expenses.
Income Tax Provision.  No provision for income tax benefit from net operating losses had been made for the periods ended March 31, 2016 and 2015 as we had fully reserved the asset until realization is more reasonably assured.
Liquidity and Capital Resources.  Cash and cash equivalents as of March 31, 2016 and December 31, 2015 were $100.  There were no movements in the funds used in operating activities as all the expenses of the Company were paid by Man Wah Stephen Yip on the Company's behalf.
Liquidity and Capital Resources
Current and Expected Liquidity
Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of equity securities.  We also financed operations by increasing our payables and liabilities due to third parties to $71,840 at March 31, 2016 from $69,176 at December 31, 2015, an increase of $2,664.  The increase is due principally to professional fees accrued for the services rendered in the period of 2016.
Our cash flows used for operating activities decreased by $20,392 from $20,392 at March 31, 2015 to $0 at March 31, 2016, due principally to the decrease in our general and administrative expenses.
Our cash from financing activities decreased by $20,000, from $20,000 at March 31, 2015 to $0 at March 31, 2016, due principally to the fact that no such loan was made for the period ended March 31, 2016.
We will require substantial additional capital to develop a market for 3D products, the O2O e-commerce platform and implement our business plan.  We plan to pursue financing from private investors and institutions in and outside the PRC.  We do not have any commitments for additional financing. Such new financing could include equity, which would likely be dilutive to our shareholders, or debt, which would likely restrict our ability to borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to the rights of our current shareholders.
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
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of March 31, 2016.
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
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on his evaluation as of the end of the period covered by this report, he concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, such controls.
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
Living 3D Holdings, Inc.

Date: May 16, 2016	/s/ Man Wah Stephen Yip
Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors
Date: May 16, 2016	/s/ Sze Cheong Eric Ng
Name: Sze Cheong Eric Ng Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.