Form 10-Q
period 2016-06-30
LIVING 3D HOLDINGS, INC.
filed 2016-08-10
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-01900

Living 3D Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0451230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm. 1801-02, Office Tower Two, Grand Plaza, 625 Nathan Road, Mongkok, Kowloon.
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Outstanding at August 10, 2016
Common Stock, $.001 par value	69,703,480

Living 3D Holdings, Inc.
Balance Sheets
(Stated in US dollars)
	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$100	$100
Total Current Assets	100	100
TOTAL ASSETS	$100	$100

LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities and other payables	$40,542	69,176
Due to related parties	51,017	3,028
Total Current Liabilities	91,559	72,204
TOTAL LIABILITIES	$91,559	$72,204

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 90,000,000 shares authorized, 69,703,480 shares issued and outstanding at June 30, 2016 and December 31, 2015	69,704	69,704
Additional paid-in capital	(69,604)	(69,604)
Accumulated deficit	(91,559)	(72,204)
TOTAL SHAREHOLDERS' DEFICIT	(91,459)	(72,104)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 100	$ 100

The accompanying notes are an integral part of these unaudited financial statements

Living 3D Holdings, Inc.

Statements of Operations
(Stated in US dollars)
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$6,795
Cost of Revenue	-	-	-	6,300
Gross Profit	-	-	-	495

Operating Expenses
General and administrative expenses	9,109	113,842	19,355	202,817
Total Operating Expenses	9,109	113,842	19,355	202,817

Loss from Operations	(9,109)	(113,842)	(19,355)	(202,322)
Other Income (Expenses)
Interest expenses	-	(5,422)	-	(10,844)
Other expenses	-	(118)	-	(185)
Total Other Expenses	-	(5,540)	-	(11,029)

Net Loss	$(9,109)	$(119,382)	$(19,355)	$(213,351)

Basic and Diluted Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Common Shares; Basic and Diluted	69,703,480	69,703,480	69,703,480	69,703,480

The accompanying notes are an integral part of these unaudited financial statements

Living 3D Holdings, Inc.

 Statement of Changes in Shareholders' Deficit
(Stated in US dollars)
(Unaudited)

			Additional Paid-in Capital		Total Shareholders' Deficit
				Accumulated Deficit
	Common Stock
	Shares	Amount
Balance as of December 31, 2015	69,703,480	$69,704	$(69,604)	$(72,204)	$(72,104)

Net loss for the period				(19,355)	(19,355)

Balance as of June 30, 2016	69,703,480	$69,704	$(69,604)	$(91,559)	$(91,459)

The accompanying notes are an integral part of these unaudited financial statements

Living 3D Holdings, Inc. Statements of Cash Flows (Stated in US dollars) (Unaudited)
	For The Six months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,355)	$(213,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued liabilities and other payables	19,355	132,988
CASH USED IN OPERATING ACTIVITIES	-	(80,363)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	-	78,300
CASH PROVIDED BY FINANCING ACTIVITIES	-	78,300

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(2,063)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$100	$3,691
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100	$1,628

NON-CASH TRANSACTIONS
Operation expenses paid by the related party	47,989	-

Supplementary Disclosure for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	-	-

The accompanying notes are an integral part of these unaudited financial statements

Living 3D Holdings, Inc.

Notes to Unaudited Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

Living 3D Holdings Ltd ("L3D") was incorporated in the British Virgin Islands (the "BVI") on June 23, 2008. L3D operated as a globally integrated enterprise that targeted 3D technology and effective business. The Company intended to specialize in the design, development, production, sale and marketing of "auto stereoscopic 3D" technology, or Auto 3D products, services and solutions. Auto 3D means that viewers are not required to wear 3D glasses in order to experience the 3D effects of the screen, and instant switching between two dimensional, or 2D, and 3D viewing is enabled.

Living 3D Holdings, Inc. (the "Company") is a Nevada corporation and the parent of L3D, its wholly owned subsidiary.  The Company also intended to provide technical and support services of 3D in software development, contents production and hardware configuration to a wide range of industries, including entertainment, education, consumer electronics, medical diagnosis, scientific research and, in particular, media and advertising. The Company aimed at customizing product requirements and specifications in order to enhance the power of product displays in business advertising and special operational environments.

Since our business development efforts in the 3D industry were not sufficiently mature to render us as a commercially viable player in that industry, the Company has temporarily ceased its 3D business activities. The Company intends to shift its business from 3D technology development to computer software development sometime in the second half of 2016, initially operating in Hong Kong and Mainland China. The Company expects to focus on the research and development of an e-commerce platform, with mobile game and virtual reality applications. Our e-commerce platform will seek to integrate web application with product manufacturing which should increase the productivity and efficiency of the operation. Along with the ever increasing usage of the internet, our O2O (O2O stands for "online to offline", a term used to describe a variety of e-commerce services that provide online information, services, or discounts to consumers that enhance their offline shopping experiences) e-commerce platform is expected to create more business opportunities for the manufacturer.

At September 30, 2015, L3D had the following wholly owned subsidiaries: Living 3D (Hong Kong) Limited, 3D Capital Holdings Inc, Columbia College Hollywood International Limited and Living 3D Technology Group Limited. L3D and its wholly owned subsidiaries are collectively referred to herein as "L3D".

On November 30, 2015, Jimmy Kent-Lam Wong, the Company's then-principal shareholder, entered into a stock purchase agreement to sell 54.35% of the Company's outstanding shares, or 37,883,841 shares, of common stock, to Man Wah Stephen Yip. Simultaneously, Living 3D Holdings, Inc. entered into a shares sale and purchase agreement with Jimmy Kent-Lam Wong, pursuant to which the Company agreed to sell its entire ownership interest in L3D to Jimmy Kent-Lam Wong for a total consideration of $100 effective October 1, 2015.

For the sake of clarity, this report follows the English naming convention of first name followed by last name, regardless of whether an individual's name is Chinese or English. For example, the name of our President will be presented as "Man Wah Stephen Yip," even though, in Chinese, his name would be presented as "Yip Man Wah Stephen."

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the SEC.. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2015, as reported in the Form 10-K for the fiscal year ended December 31, 2015, have been omitted.

B. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management believes that none of the recently adopted accounting pronouncements will have a material effect on the Company's financial position, results of operations, or cash flows.

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. The Company has a working capital deficit of $91,459 as of June 30, 2016 and did not generate any cash flows from operations for the six months ended June 30, 2016. The Company's operations are primarily funded by its Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its future operations and expansion.

These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The related party consists of the following:

Man Wah Stephen Yip, the Company's CEO, a director and principal shareholder;

Due to Related Party

Due to related party consists of the following:

	June 30, 2016	December 31,2015
Man Wah Stephen Yip	$51,017	$3,028
Total	$51,017	$3,028

The amounts due to related party represent expenses paid by the related party to support the Company's operations. They are unsecured, bear no interest and are repayable on demand.

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

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," "may," "should," "could," "will," "plan," "future," "continue" and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this report, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this report will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results to differ materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to,: (i) our limited operating history, limited  revenue and history of losses; (ii) our independent registered certified public accountants have expressed a going concern opinion; (iii) our inability to raise additional working capital that we may require and, if available, that such working capital will be on terms acceptable to us; (iv) our ability to implement our business plan; (v) uncertainties regarding our ability to generate revenues and penetrate our market; (vi) economic and general risks relating to business; (vii) our ability to manage our operating expenses; (viii) our dependence on key personnel; (ix) increased competition or our failure to compete successfully; (x) our ability to keep pace with technological advancements in our industry; (xi) our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as required; (xii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiii) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, if it trades, lower our value and make it more difficult for us to raise capital; (xiv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xv) our ability to have our common stock trade in an active public market; (xvi) the price of our stock, if it trades, is likely to be highly volatile because of several factors, including a relatively limited public float; and (xvii) indemnification of our officers and directors.

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

Overview

Since our business development efforts in the 3D industry were not sufficiently mature to render us as a commercially viable player in that industry, the Company has temporarily ceased its 3D business activities. The Company intends to shift its business from 3D technology development to computer software development sometime in the second half of 2016, initially operating  in Hong Kong and Mainland China. The Company expects to focus on the research and development of an e-commerce platform, with mobile game and virtual reality applications. Our e-commerce platform will seek to integrate web application with product manufacturing which should increase the productivity and efficiency of the operation. Along with the ever increasing usage of the internet, our O2O (O2O stands for "online to offline,"  a term used to describe a variety of e-commerce services that provide online information, services, or discounts to consumers that enhance their offline shopping experiences) e-commerce platform is expected to create more business opportunities for the manufacturer.

Recent Development.  On November 30, 2015, Jimmy Kent-Lam Wong, who was then the holder of a majority of the issued and outstanding shares of the capital stock of the Company ("Wong"), and Man Wah Stephen Yip ("Yip") entered into a stock purchase agreement (the "Wong-Yip Stock Purchase Agreement"). Under the terms of the Wong-Yip Stock Purchase Agreement, Yip purchased from Wong an aggregate of 37,883,841 shares (the "Wong-Yip Purchase Shares") of common stock, par value $0.001 per share, of the Company owned by Wong, for a nominal consideration of $100.

By a separate Stock Purchase Agreement dated November 30, 2015, the Company had disposed of all of its subsidiary companies, namely, Living 3D Holdings, Limited, Living 3D International (HK) Limited, Colombia College Hollywood International Limited and Living 3D Technology Group Limited to Jimmy Kent-Lam Wong at a nominal consideration of $100. The disposal was effective as of October 1, 2015.

The following discussion summarizes the material changes in our results of operations and our financial condition for the three and six months ended June 30, 2016 and June 30, 2015.  The Statements of Operations is included in the Financial Statements attached to this report.  Please refer to the Statements of Operations.

Results of Operations for the three months ended June 30, 2016 and 2015

Results from Operations

Revenues.  The Company did not generate any revenues for the three months ended June 30, 2016 and 2015 as the Company is still in the early stage of development and its sales fluctuate.

Cost of Revenue.  The Company did not incur any cost of revenue for the three months ended June 30, 2016 and 2015 as there were no sales in the periods under review.

Gross Profit.  There was no gross profit for the Company for the three months ended June 30, 2016 and the same period in 2015 because there were no sales in the periods.

General and Administrative Expenses.  For the three months ended June 30, 2016 and 2015, general and administrative expenses were $9,109 and $113,842, respectively, a decrease of $104,733. The decrease in such expenses was primarily attributable to the decrease in the salaries accrued to the former directors who resigned from the board on November 30, 2015 upon the change in control of the Company. No salaries have been accrued to the directors for the three months ended June 30, 2016.

Loss from Operation.  For the three months ended June 30, 2016, the operating loss was $(9,109) and, for the same period ended June 30, 2015, the operating loss was $(113,842), a decrease of $104,733.  The decrease of operating loss between the periods was explained by the decrease in general and administrative expenses discussed above.

Interest Expenses. The interest expenses for the three months ended June 30, 2016 amounted to $0 and $5,422 for the corresponding period ended June 30, 2015, a decrease of $5,422.  The interest expenses for the period of 2015 represented interest payable to Kingdom Industry Group, Inc. on advances of US$300,000. The loan bears interest of 7.33% per annum. With the disposal of the Company's subsidiaries on October 1, 2015, the loan of $300,000 was assumed by Jimmy Kent-Lam Wong, the Company's former CEO and former majority shareholder, therefore no further interest needs to be accrued for the period ended June 30, 2016.

Net Loss.  For the three months ended June 30, 2016, the net loss was $(9,109) compared with a net loss of $(119,382) for the same period ended June 30, 2015, a decrease of $110,273. The decrease was primarily due to the decrease in the general and administrative expenses.

Income Tax Provision.  No provision for income tax benefit from net operating losses had been made for the three months ended June 30, 2016 and 2015 as we had fully reserved the asset until realization is more reasonably assured.

Results of Operations for the six months ended June 30, 2016 and 2015

Results from Operations

Revenues.  For the six months ended June 30, 2016 and June 30, 2015, revenues were $0 and $6,795 respectively, a decrease of $6,795.  The revenues for the six months ended June 30, 2015 were derived from sales of 3D technology products manufactured by third parties, and there were no such sales for the six months ended June 30, 2016. Moreover, the Company is still in the early stage of development and its sales fluctuate.

Cost of Revenue.  The Company's cost of revenue decreased to $0 from $6,300 in the period ended June 30, 2016 compared to the same period in 2015.  The decrease was due to the fact that there were no sales in the current period.

Gross Profit.  For the six months ended June 30, 2016, the gross profit was $0 compared with $495 for the same period in 2015. The decrease was because there were no sales in the current period.

General and Administrative Expenses.  For the six months ended June 30, 2016 and June 30, 2015, general and administrative expenses were $19,355 and $202,817, respectively, a decrease of $183,462. The decrease in such expenses was primarily attributable to the decrease in the salaries accrued to the former directors who resigned from the board on November 30, 2015 upon the change in control of the Company. No salaries have been accrued to the directors for the six months ended June 30, 2016.

Loss from Operation.  For the six months ended June 30, 2016, the operating loss was $(19,355) and, for the same period ended June 30, 2015, the operating loss was $(202,322), a decrease of $182,967.  The decrease of operating loss between the periods was explained by the decrease in general and administrative expenses discussed above.

Interest Expenses. The interest expenses for the period ended June 30, 2016 amounted to $0 and $10,844 for the period ended June 30, 2015, a decrease of $10,844.  The interest expenses for the period of 2015 represented interest payable to Kingdom Industry Group, Inc. on advances of US$300,000. The loan bears interest of 7.33% per annum. With the disposal of the Company's subsidiaries on October 1, 2015, the loan of $300,000 was assumed by Jimmy Kent-Lam Wong, the Company's former CEO and former majority shareholder, therefore no further interest needs to be accrued for the period ended June 30, 2016.

Net Loss.  For the six months ended June 30, 2016, the net loss of the Company was $(19,355) compared with a net loss of $(213,351) for the period ended June 30, 2015, a decrease of $193,996. The decrease was primarily due to the decrease in the general and administrative expenses.

Income Tax Provision.  No provision for income tax benefit from net operating losses had been made for the periods ended June 30, 2016 and 2015 as we had fully reserved the asset until realization is more reasonably assured.

Liquidity and Capital Resources.  Cash and cash equivalents as of June 30, 2016 and December 31, 2015 were $100.  There were no movements in the funds used in operating activities as all the expenses of the Company were paid by Man Wah Stephen Yip on the Company's behalf.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of equity securities.  We also financed operations by increasing the amount due to related parties to $51,017 at June 30, 2016 from $3,028 at December 31, 2015, an increase of $47,989.  The increase is due principally to professional fees paid by related parties on behalf of the Company for the services rendered in the period of 2016.

Our cash flows used for operating activities decreased by $80,363 from $80,363 at June 30, 2015 to $0 at June 30, 2016, due principally to the decrease in our general and administrative expenses.

Our cash from financing activities decreased by $78,300, from $78,300 at June 30, 2015 to $0 at June 30, 2016, due principally to the fact that no such loan was made for the period ended June 30, 2016.

We will require substantial additional capital to implement our business plan.  We plan to pursue financing from private investors and institutions in and outside the PRC.  We do not have any commitments for additional financing. Such new financing could include equity, which would likely be dilutive to our shareholders, or debt, which would likely restrict our ability to borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to the rights of our current shareholders.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2016.

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

Foreign Currency Translation.  We maintain our books and accounting records in USD, with USD being the functional currency.  Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates.  Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date.  Any translation gains (losses) are recorded in exchange reserve as a component of shareholders equity.  Income and expenditures are translated at the average exchange rate of the year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on his evaluation as of the end of the period covered by this report, he concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, including this report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, such controls.

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

Living 3D Holdings, Inc.

Date: August 10, 2016	/s/ Man Wah Stephen Yip Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

Date: August 10, 2016	/s/ Sze Cheong Eric Ng Name: Sze Cheong Eric Ng Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.