Form 10-Q
period 2016-09-30
LIVING 3D HOLDINGS, INC.
filed 2016-11-14
CIK 93205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Outstanding at November 14, 2016
Common Stock, $.001 par value	69,703,480

Living 3D Holdings, Inc.
Balance Sheets
(Stated in US dollars)
	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$100	$100
Total Current Assets	100	100
TOTAL ASSETS	$100	$100

LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities and other payables	$27,473	69,176
Due to related parties	77,362	3,028
Total Current Liabilities	104,835	72,204
TOTAL LIABILITIES	$104,835	$72,204

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 90,000,000 shares authorized, 69,703,480 shares issued and outstanding at September 30, 2016 and December 31, 2015	69,704	69,704
Additional paid-in capital	(69,604)	(69,604)
Accumulated deficit	(104,835)	(72,204)
TOTAL SHAREHOLDERS' DEFICIT	(104,735)	(72,104)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 100	$ 100

The accompanying notes are an integral part of these unaudited financial statements

Living 3D Holdings, Inc.

Statements of Operations
(Stated in US dollars)
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$6,795
Cost of Revenue	-	-	-	6,300
Gross Profit	-	-	-	495

Operating Expenses
General and administrative expenses	13,276	95,961	32,631	298,778
Total Operating Expenses	13,276	95,961	32,631	298,778

Loss from Operations	(13,276)	(95,961)	(32,631)	(298,283)
Other Income (Expenses)
Interest expenses	-	(5,423)	-	(16,267)
Other expenses	-	(122)	-	(307)
Total Other Expenses	-	(5,545)	-	(16,574)

Net Loss	$(13,276)	$(101,506)	$(32,631)	$(314,857)

Basic and Diluted Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Common Shares; Basic and Diluted	69,703,480	69,703,480	69,703,480	69,703,480
The accompanying notes are an integral part of these unaudited financial statements

Living 3D Holdings, Inc.

 Statement of Changes in Shareholders' Deficit
(Stated in US dollars)
(Unaudited)

			Additional Paid-in Capital		Total Shareholders' Deficit
	Common Stock			Accumulated Deficit
	Shares	Amount
Balance as of December 31, 2015	69,703,480	$69,704	$(69,604)	$(72,204)	$(72,104)

Net loss for the period				(32,631)	(32,631)

Balance as of September 30, 2016	69,703,480	$69,704	$(69,604)	$(104,835)	$(104,735)

The accompanying notes are an integral part of these unaudited financial statements

Living 3D Holdings, Inc. Statements of Cash Flows (Stated in US dollars) (Unaudited)
	For The Nine months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,631)	$(314,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued liabilities and other payables	32,631	185,053
CASH USED IN OPERATING ACTIVITIES	-	(129,804)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	-	128,300
CASH PROVIDED BY FINANCING ACTIVITIES	-	128,300

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(1,504)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$100	$3,691
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100	$2,187

NON-CASH TRANSACTIONS
Operation expenses paid by the related party	74,334	-

Supplementary Disclosure for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	-	-

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

Living 3D Holdings, Inc. ("we","our", the "Company") is a Nevada corporation and the parent of L3D, its wholly owned subsidiary.  The Company also intended to provide technical and support services of 3D in software development, contents production and hardware configuration to a wide range of industries, including entertainment, education, consumer electronics, medical diagnosis, scientific research and, in particular, media and advertising. The Company aimed at customizing product requirements and specifications in order to enhance the power of product displays in business advertising and special operational environments.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2015, as reported in the Form 10-K for the fiscal year ended December 31, 2015, have been omitted.

B. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management believes that none of the recently adopted accounting pronouncements will have a material effect on the Company's financial position, results of operations, or cash flows.

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. The Company has a working capital deficit of $104,735 as of September 30, 2016 and did not generate any cash flows from operations for the nine months ended September 30, 2016. The Company's operations are primarily funded by its Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its future operations and expansion.

These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The related party consists of the following:

Man Wah Stephen Yip, the Company's CEO, a director and principal shareholder;

Due to Related Party

Due to related party consists of the following:

	September 30, 2016	December 31,2015
Man Wah Stephen Yip	$77,362	$3,028
Total	$77,362	$3,028

The amounts due to related party represent loans borrowed from the related party. They are unsecured, bear no interest and are repayable on demand. During the nine months ended September 30, 2016, Man Wah Stephen Yip paid expenses in the amount of $74,334 on behalf of the Company to support the Company's operation.

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

The following discussion summarizes the material changes in our results of operations and our financial condition for the three and nine months ended September 30, 2016 and September 30, 2015.  The Statements of Operations is included in the Financial Statements attached to this report.  Please refer to the Statements of Operations.

Results of Operations for the three months ended September 30, 2016 and 2015

Results from Operations

Revenues.  The Company did not generate any revenues for the three months ended September 30, 2016 and 2015 as the Company is still in the early stage of development and its sales fluctuate.

Cost of Revenue.  The Company did not incur any cost of revenue for the three months ended September 30, 2016 and 2015 as there were no sales in the periods under review.

Gross Profit.  There was no gross profit for the Company for the three months ended September 30, 2016 and the same period in 2015 because there were no sales in the periods.

General and Administrative Expenses.  For the three months ended September 30, 2016 and 2015, general and administrative expenses were $13,276 and $95,961, respectively, a decrease of $82,685. The decrease in such expenses was primarily attributable to the decrease in the salaries accrued to the former directors who resigned from the board on November 30, 2015 upon the change in control of the Company. No salaries have been accrued to the directors for the three months ended September 30, 2016.

Loss from Operation.  For the three months ended September 30, 2016, the operating loss was $(13,276) and, for the same period ended September 30, 2015, the operating loss was $(95,961), a decrease of $82,685.  The decrease of operating loss between the periods was explained by the decrease in general and administrative expenses discussed above.

Interest Expenses. The interest expenses for the three months ended September 30, 2016 amounted to $0 and $5,423 for the corresponding period ended September 30, 2015, a decrease of $5,423.  The interest expenses for the period of 2015 represented interest payable to Kingdom Industry Group, Inc. on advances of US$300,000. The loan bears interest of 7.33% per annum. With the disposal of the Company's subsidiaries on October 1, 2015, the loan of $300,000 was assumed by Jimmy Kent-Lam Wong, the Company's former CEO and former majority shareholder, therefore no further interest needs to be accrued for the period ended September 30, 2016.

Net Loss.  For the three months ended September 30, 2016, the net loss was $(13,276) compared with a net loss of $(101,506) for the same period ended September 30, 2015, a decrease of $88,230. The decrease was primarily due to the decrease in the general and administrative expenses.

Income Tax Provision.  No provision for income tax benefit from net operating losses had been made for the three months ended September 30, 2016 and 2015 as we had fully reserved the asset until realization is more reasonably assured.

Results of Operations for the nine months ended September 30, 2016 and 2015

Results from Operations

Revenues.  For the nine months ended September 30, 2016 and September 30, 2015, revenues were $0 and $6,795 respectively, a decrease of $6,795.  The revenues for the nine months ended September 30, 2015 were derived from sales of 3D technology products manufactured by third parties, and there were no such sales for the nine months ended September 30, 2016. Moreover, the Company is still in the early stage of development and its sales fluctuate.

Cost of Revenue.  The Company's cost of revenue decreased to $0 from $6,300 in the period ended September 30, 2016 compared to the same period in 2015.  The decrease was due to the fact that there were no sales in the current period.

Gross Profit.  For the nine months ended September 30, 2016, the gross profit was $0 compared with $495 for the same period in 2015. The decrease was because there were no sales in the current period.

General and Administrative Expenses.  For the nine months ended September 30, 2016 and September 30, 2015, general and administrative expenses were $32,631 and $298,778, respectively, a decrease of $266,147. The decrease in such expenses was primarily attributable to the decrease in the salaries accrued to the former directors who resigned from the board on November 30, 2015 upon the change in control of the Company. No salaries have been accrued to the directors for the nine months ended September 30, 2016.

Loss from Operation.  For the nine months ended September 30, 2016, the operating loss was $(32,631) and, for the same period ended September 30, 2015, the operating loss was $(298,283), a decrease of $265,652.  The decrease of operating loss between the periods was explained by the decrease in general and administrative expenses discussed above.

Interest Expenses. The interest expenses for the period ended September 30, 2016 amounted to $0 and $16,267 for the period ended September 30, 2015, a decrease of $16,267.  The interest expenses for the period of 2015 represented interest payable to Kingdom Industry Group, Inc. on advances of US$300,000. The loan bears interest of 7.33% per annum. With the disposal of the Company's subsidiaries on October 1, 2015, the loan of $300,000 was assumed by Jimmy Kent-Lam Wong, the Company's former CEO and former majority shareholder, therefore no further interest needs to be accrued for the period ended September 30, 2016.

Net Loss.  For the nine months ended September 30, 2016, the net loss of the Company was $(32,631) compared with a net loss of $(314,857) for the period ended September 30, 2015, a decrease of $282,226. The decrease was primarily due to the decrease in the general and administrative expenses.

Income Tax Provision.  No provision for income tax benefit from net operating losses had been made for the periods ended September 30, 2016 and 2015 as we had fully reserved the asset until realization is more reasonably assured.

Liquidity and Capital Resources.  Cash and cash equivalents as of September 30, 2016 and December 31, 2015 were $100.  There were no movements in the funds used in operating activities as all the expenses of the Company were paid by Man Wah Stephen Yip on the Company's behalf.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on the sale of equity securities.  We also financed operations by increasing the amount due to related parties to $77,362 at September 30, 2016 from $3,028 at December 31, 2015, an increase of $74,334.  The increase is due principally to professional fees paid by related parties on behalf of the Company for the services rendered in the period of 2016.

Our cash flows used for operating activities decreased by $129,804 from $129,804 at September 30, 2015 to $0 at September 30, 2016, due principally to the fact that all operating expenses were paid by related parties on behalf of the Company.

Our cash from financing activities decreased by $128,300, from $128,300 at September 30, 2015 to $0 at September 30, 2016, due principally to the fact that no such loan was made for the period ended September 30, 2016.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, such controls.

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

Living 3D Holdings, Inc.

Date: November 14, 2016	/s/ Man Wah Stephen Yip Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

Date: November 14, 2016	/s/ Sze Cheong Eric Ng Name: Sze Cheong Eric Ng Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.