Form 10-K
period 2016-12-31
LIVING 3D HOLDINGS, INC.
filed 2017-04-13
CIK 93205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

625 Nathan Road, Mongkok, Kowloon. Hong Kong

(Address of principal executive offices, including zip code)

(852) 3563-9280
Registrant’s telephone number, including area code

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

  Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price ($0.18) of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was: $1,819,262

There were 30,697,043 shares of the registrant’s common stock issued and outstanding as of April 13, 2017.

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

• "HK Dollars" refers to Hong Kong dollars, the legal currency of Hong Kong;

• "Renminbi" and "RMB" refers to the legal currency of the People’s Republic of China.

Unless otherwise stated, the accounting books and records of the Company for 2016 have been stated in U. S. Dollars. We have translated balance sheet amounts with the exception of equity at December 31, 2015 at HK Dollars 7.8 to US $1.00.  We have stated equity accounts at their historical rates.  The average translation rates applied to income statement accounts for the year ended December 31, 2015 were at HK Dollars 7.8. We make no representation that the HK Dollars or U.S. dollar amounts referred to in this annual report could have been or could be converted into U.S. dollars or HK Dollars as the case may be, at any particular rate or at all.

  For the sake of clarity, this report follows English naming convention of first name followed by last name, regardless of whether an individual’s name is Chinese or English. For example, the name of our Chief Executive Officer will be presented as "Man Wah Stephen Yip," even though, in Chinese, his name would be presented as "Yip Man Wah Stephen."

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

Our filings may also be accessed through the SEC’s website (http://www.sec.gov).  We will provide a copy of any or all documents incorporated by reference herein (exclusive of exhibits unless such exhibits are specifically incorporated by reference therein), without charge, to each person to whom this annual report is delivered, upon written or oral request to Living 3D Holdings, Inc., at Room. 1801-02, Office Tower Two, Grand Plaza, 625 Nathan Road, Mongkok, Kowloon, Hong Kong, our telephone number is (852-3563-9280) and our web address is ltdh-online.com.

We intend to furnish record-holders of our securities with annual reports containing financial statements, audited and reported upon by our independent auditors, and may also furnish quarterly reports containing unaudited interim financial information and such other periodic reports as we determine to be appropriate or as may be required by law.

PART I

Item 1. Business.

Living 3D is a globally integrated enterprise that targets the intersection of 3D technology and effective business. The Company specialized in the design, development, production, sale and marketing of “auto stereoscopic 3D" technology, or Auto 3D products. The products we marketed were based on Auto 3D, which means that viewers are not required to wear 3D glasses in order to experience the 3D effects of the screen, and instant switching between two dimensional, or 2D, and 3D viewing is enabled.  We believe that this gave us a competitive advantage over other suppliers of 3D products requiring the use of a visor or glasses in order to experience a 3D effect.

The Company also provided technical and support services of 3D in software development, contents production and hardware configuration to a wide range of industries, including entertainment, education, consumer electronics, medical diagnosis, scientific research and, in particular, media and advertising. The Company aimed at customizing product requirements and specifications in order to enhance the power of product displays in business advertising and special operational environments.

         Through innovative and reliable provision of products and services as well as collaboration with other strategic partners, the Company embarked on the following new strategic directions:

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

We marketed our 3D technologies and products under our Living 3D brand in the PRC.

With the change in the Company’s control in December 2015, the Company redefined its business from 3D technology development to computer software development with major operations in Hong Kong and Mainland China. The Company now focuses on the research and development of ecommerce platform, mobile game and virtual reality application. Our ecommerce platform seeks to integrate web application with product manufacturing which will increase the productivity and efficiency of the operation. Along with the ever increasing usage of the internet, our O2O (O2O stands for “online to offline,”  a term used to describe a variety of ecommerce services that provide online information, services, or discounts to consumers that enhance their offline shopping experiences.) ecommerce platform is expected to bring in more business opportunities to the manufacturer.

Corporate History

The Company was incorporated on October 28, 1987 in the state of Nevada under the name Staco Incorporated.  It was organized for the purpose of conducting business as a transfer agent.  This business was unsuccessful as a transfer agent and the Company became inactive.  The business remained inactive until November 30, 2001, when it acquired certain assets from Cordell Henrie, a sole proprietor doing business as "Concrete Casting" and he became its president.  Staco Incorporated changed its name to Concrete Casting Incorporated on January 17, 2002.  The assets acquired included drawings, plans and concepts regarding the design of replicas of antiquities to be cast in concrete and marketed to the U.S. landscaping market.  From such point through December 31, 2007, Concrete Casting focused on concrete products though its emphasis changed from replicas of antiquities to construction applications, such as casted window wells and water features for landscaping use. Mr. Henrie eventually was no longer able to devote the time necessary to Concrete Casting’s product development and he resigned as an officer and a director as of December 31, 2007.  Because Concrete Casting's development in the concrete casting business was not sufficiently mature to make it commercially viable, the decision was made to shut down development of concrete products and discontinue those operations.

In 2008, Concrete Casting hired Kevin J. Asher as its new president to locate and acquire new business opportunities.  At such time, Concrete Casting was a shell company with nominal assets whose sole business was to identify, evaluate and investigate various companies with the intent to effect a reverse merger transaction in which it would acquire a target company with an operating business to continue the acquired company’s business as a publicly-held entity. On July 1, 2010, Concrete Casting changed its name to "AirWare International Corp." and on September 27, 2011, AirWare International changed its name to "Living 3D Holdings, Inc."

On December 8, 2011, certain of the prior shareholders of Living 3D Holdings, Inc. , a Nevada corporation and a publicly held and traded company (the "Company”), who were the holders of a majority of the issued and outstanding shares of capital stock of the Company (the "Selling Shareholders") and Jimmy Kent-Lam Wong, June Mon Yon, Chang Li, Kin Wah Ngai and Lin Su (each, a "Purchaser" and collectively, the "Purchasers"), entered into a stock purchase agreement (the "Stock Purchase Agreement").  Under the terms of the Stock Purchase Agreement, the Purchasers purchased from the Selling Shareholders an aggregate of 3,627,426 of the shares (the "Purchase Shares") of common stock, par value $0.001 per share, of the Company owned by the Selling Shareholders on December 8, 2011 (the “Closing Date”), for an aggregate consideration of $385,000 (the "Stock Purchase").

Also on the Closing Date, the Company, Living 3D Holdings, Limited, a British Virgin Islands corporation and a privately held company (“L3D-BVI”), and all of the shareholders of L3D-BVI (the “L3D-BVI Shareholders”) entered into a share acquisition and exchange agreement (the "Share Exchange Agreement"). Under the terms of the Share Exchange Agreement, the Company acquired from the L3D-BVI Shareholders all of the issued and outstanding shares of common stock of L3D-BVI (the "L3D-BVI Shares"), making L3D-BVI a wholly-owned subsidiary of the Company, and, in exchange for all of the L3D-BVI Shares (the “Share Exchange”), the Company issued to the L3D-BVI Shareholders an aggregate of 62,590,880 shares (the “Exchange Shares”) of its common stock.  L3D-BVI was incorporated on June 23, 2008 under the laws of the British Virgin Islands and was, at the time of the Stock Purchase and Share Exchange, a privately held company, while the Company was a publicly held and traded company on the OTC Bulletin Board under the symbol "CCSG."

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

On November 30, 2015, Jimmy Kent-Lam Wong, who was the holder of a majority of the issued and outstanding shares of the capital stock of the Company (“Wong”), and Man Wah Stephen Yip (“Yip”) entered into a stock purchase agreement (the “Wong-Yip Stock Purchase Agreement”). Under the terms of the Wong-Yip Stock Purchase Agreement, Yip purchased from Wong an aggregate of 37,883,841 of the shares (the “Wong-Yip Purchase Shares”) of common stock, par value $0.001 per share, of the Company owned by Wong, for a nominal consideration of $100.

By a separate Stock Purchase Agreement dated November 30, 2015, the Company had disposed of all of its subsidiary companies, namely, Living 3D Holdings, Limited, Living 3D International (HK) Limited, Colombia College Hollywood International Limited and Living 3D Technology Group Limited to Jimmy Kent-Lam Wong at a nominal consideration of $100. The disposal was effective as of October 1, 2015.

Recent Development

 On December 30, 2016, the Company entered into a share acquisition and exchange agreement (the "Share Acquisition and Exchange") with Sugar Technology Group Holdings Corporation (“Sugar”), a company incorporated in the British Virgin Islands (the “BVI”). Under the Share Acquisition and Exchange, the Company issued an aggregate of 30,000,000 shares of its common stock at par value of $0.001 each to all of the shareholders of Sugar in exchange for all of the issued and outstanding stock of Sugar. The Share Acquisition and Exchange was closed on January 5, 2017. As a result of the Share Acquisition and Exchange, Sugar became the Company’s wholly-owned subsidiary.

 Sugar engages in computer software development with major operations in Hong Kong and Mainland China. Sugar focuses on the research and development of e-commerce platform, mobile game and virtual reality application. The e-commerce platform seeks to integrate web application with product manufacturing which will increase the productivity and efficiency of the operation. Along with the ever increasing usage of the internet, our O2O e-commerce platform is expected to bring in more business opportunities to the manufacturer.

Sources and Availability of Raw Materials and Principal Suppliers

We have relied on third parties in the past to manufacture products for us to market and sell.  Although we may use our current manufacturers for future product orders we obtain, we do not have any obligation to use such manufacturers nor do we currently have any future product orders pending.  Given our current level of operations, we have not had problems obtaining sufficient supplies of raw materials or component parts.  We do not have multiple sources of supply for these items, but believe there are readily available alternative sources at acceptable prices.

Inventory, Operating Capital and Seasonality

                We have no inventory because historically we have our products manufactured only after we receive orders for them.  In the future, we may seek to store products pending sale at the manufacturing facilities that produced such products, if feasible.  We do not maintain any warehouse facility. Our computer software development business is too new to be able to assess whether seasonality could be a material factor in our business.  We do not currently require material amounts of operating capital because we are in the development stage.

Dependence on Major Customers

We do not yet have any major customers of our computer software development business.

Competition

Nearly all established computer software development companies have significantly greater human and economic resources than we currently do and there can be no assurance that we will be able to effectively compete with them for market share.

Intellectual Property, Patents, Trademarks and Trade Secrets

We rely on certain intellectual property rights which consist principally of trade secrets and know-how.  We can offer no assurance that we will be able to obtain future licenses on terms acceptable to us, or on any terms, or to successfully develop or contract for the development of new computer software to enable us to manufacture new products for sale in the future.  We have not registered any trademarks or copyrights and there can be no assurance that we will be able to protect any trademarks and copyrights from infringement or third party claims, if any.  We have not filed for any patents on our technologies.  Lastly, no assurance can be given that third parties will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Research and Development

We have not engaged in research and development activities during the last three fiscal years ended December 31, 2016.

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

Facilities

Our office is located at Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong. Apart from this, we have no other facilities.

Employees

As of December 31, 2016, we had no full-time employees.

Corporate Information

The Company's principal executive office is located at Room 1801-02, Office Tower Two, Grand Plaza, 625 Nathan Road, Mongkok, Kowloon, Hong Kong.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

         Our office in Hong Kong consists of approximately 400 square feet located at Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong.  This office is furnished to us by our CEO at no charge.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         The common stock of the Company is quoted on the OTC Bulletin Board under the symbol “LTDH” .  Although our common stock is quoted on the OTC Bulletin Board, it has traded sporadically with no significant volume.  Consequently, the information provided below may not be indicative of the price of our common stock under different conditions. The high/low closing prices of our common stock were as follows for the periods below.  The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Close	Low Close
Year Ended December 31, 2016
1st Quarter	$32.00	$ 7.00
2nd Quarter	$33.00	$18.00
3rd Quarter	$18.00	$13.00
4th Quarter	$13.00	$13.00

Year Ended December 31, 2015
1st Quarter	$0.20	$0.10
2nd Quarter	$0.10	$0.10
3rd Quarter	$0.10	$0.10
4th Quarter	$0.10	$0.07

Effective on the opening of business on December 2, 2016, the Financial Industry Regulatory Authority (“FINRA”) granted market effectiveness to our 1:100 Reverse Stock Split. The high and low closing price for the year ended December 31, 2016 has been adjusted accordingly to reflect the Reverse Stock Split.

Holders of Common Stock

As of April 13, 2017, we had approximately 90 stockholders of record for our common stock.

Dividend Policy

To date, we have not declared or paid cash dividends on our shares of common stock.  The holders of our common stock will be entitled to non-cumulative dividends on the shares of common stock, when and as declared by our board of directors, in its sole discretion.  We intend to retain all future earnings, if any, for our business and do not anticipate paying cash dividends in the foreseeable future.  Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

As of April 13, 2017, the Company does not have in place any equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	-0-	$ -0-	-0-
Equity compensation plans not approved by shareholders	-0-	-0-	-0-
Total	-0-	$ -0-	-0-

Recent Issuances of Unregistered Securities

         None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this annual report, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this annual report will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results to differ materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our lack of significant operating history results; (ii) our independent registered public accountants have expressed a going concern opinion; (iii) our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms acceptable to us; (iv) our ability to implement our business plan; (v) uncertainties regarding our ability to increase revenues and penetrate our market; (vi) economic and general risks relating to business; (vii) our ability to manage our costs of production; (viii) our ability to protect our intellectual property through patents and other intellectual property protection; (ix) our dependence on key personnel; (x) increased competition or our failure to compete successfully; (xi) our ability to keep pace with technological advancements in our industry; (xii) our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as required; (xiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, if it trades, lower our value and make it more difficult for us to raise capital; (xv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xvi) our ability to have our common stock trade in an active public market; (xvii) the price of our common stock, if it trades, is likely to be highly volatile because of several factors, including a relatively limited public float; and (xviii) indemnification of our officers and directors.

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

Overview

          Despite the change in control of the Company in December 2015, the Company is still in the early stage of its computer software development efforts. The following discussion summarizes the material changes in our results of operations and our financial condition for the years ended December 31, 2016 and December 31, 2015.

Operating Results

For the Years Ended December 31, 2016 and 2015

The Statement of Operations is included in the Financial Statements attached to this annual report.  Please refer to this Statement of Operations.

Results from Operations

Revenues.  For the years ended December 31, 2016 and December 31, 2015, revenues were $(-0-) and $6,795, respectively, a decrease of $6,795.  The revenues for the year ended December 31, 2015 were derived from sales of 3D technology products manufactured by third parties.  The decrease in revenue was due to a decrease in product sales in the twelve months’ period over the comparable period. Moreover, the Company is still in the early stage of development and its sales fluctuate.

Cost of Revenue. The Company’s cost of revenue decreased to $(-0-) from $6,300 in the year ended December 31, 2016 compared to the same period in 2015.  The decrease was due to the decrease in sales in the current year.

Gross Profit. For the year ended December 31, 2016, the gross profit was $(-0-) compared with $495 for the same period in 2015. The decrease was because of the decrease in sales in the current year.

General and Administrative Expenses.   For the years ended December 31, 2016 and December 31, 2015, general and administrative expenses were $158,124 and $343,920, respectively, a decrease of $185,796.  The decrease in such expenses was primarily attributable to the decrease in the general and administrative expenses of the Company’s subsidiary companies which were disposed of effective October 1, 2015.

Gain on disposal of subsidiaries.  For the years ended December 31, 2016 and December 31, 2015, gain on disposal of subsidiaries was $(-0-) and $2,121,795, respectively, a decrease of $ 2,121,795. The decrease was primarily due to the net gain on the disposal of the Company’s interest in Living 3D Holdings, Limited effective October 1, 2015 to Jimmy Kent-Lam Wong. There was no such disposal in the current year.

Operating Income or Operating (Loss).  For the year ended December 31, 2016, the operating loss was $158,124 and, for the same year ended December 31, 2015, the operating income was $1,778,370, a decrease of $1,936,494.  The increase of operating loss between the years was explained by the decrease in general and administrative expenses which were further offset by the gain on disposal of subsidiaries discussed above.

Interest Income (Expenses). The interest expenses for the year ended December 31, 2016 amounted to $(-0-) and ($16,267) for the year ended December 31, 2015. The interest expenses represented interest payable to Kingdom Industry Group, Inc. on advances of US$300,000. The loan bears interest of 7.33% per annum. The Company ceased to accrue the interest on disposal of Living 3D Holdings, Limited to Jimmy Kent- Lam Wong effective October 1, 2015.

Net Income/(Loss).  For the year ended December 31, 2016, the net loss was $(158,124) compared with a net income of 1,761,796 for the year ended December 31, 2015, a decrease of $1,919,920. The decrease in the net income was primarily due to the decrease in the general and administrative expenses which were further offset by the gain on disposal of subsidiaries as discussed above.

Income Tax Provision.  No provision for income tax benefit from net operating losses had been made for the years ended December 31, 2016 and 2015 as we had fully reserved the asset until realization is more reasonably assured.

Liquidity and Capital Resources.  Cash and cash equivalents as of December 31, 2016 and December 31, 2015 was $100. There were no changes to the liquidity and capital resources of the Company since all expenses were paid by the Chairman of the Board on behalf of the Company.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on loans from our major shareholder and sales of our equity securities.  We financed operations by increasing the amount due to related parties to $82,496 at December 31, 2016 from $3,028 at December 31, 2015, an increase of $79,468. The increase is due principally to professional fees paid by related parties on behalf of the Company for the services rendered for the year ended December 31, 2016.

Our cash flows used for operating activities decreased by $132,832 from $132,832 at December 31, 2015 to $(-0-) at December 31, 2016, due principally to the fact that all expenses are paid by the Chairman of the Board on behalf of the Company.

Our cash used in investing activities decreased by $2,087, from $2,087 at December 31, 2015 to $(-0-) at December 31, 2016, due primarily to the decrease in cash paid on disposal of subsidiaries discussed above. There was no such disposal in current year.

Our cash from financing activities decreased by $131,328, from $131,328 at December 31, 2015 to $(-0-) at December 31, 2016, due principally to a decrease in loans from related parties.

Our non cash transactions increased by $79,468 from $(-0) at December 31, 2015 to $79,468 at December 31, 2016 primarily due to the fact that all expenses were paid by the Company’s Chairman of the Board on behalf of the Company.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at December 31, 2016.

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

Foreign Currency Translation.  The Company maintains its books and accounting records in United States Dollars with the United States Dollars being the functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. Also see the recently adopted accounting pronouncements included in Note 2 to our audited financial statements included elsewhere in this report.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on his evaluation as of December 31, 2016, the end of the period covered by this annual report on Form 10-K, he concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, including this annual report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of our annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on our assessment using those criteria, management believes that, as of December 31, 2016, our internal control over financial reporting is not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting; and (iii) appoint additional independent directors that can serve as members of an audit committee. The remediation efforts will be largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal controls over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, positions and ages of our directors and executive officers.  Our directors are typically elected at each annual meeting and serve for one year and until their successors are elected and qualify.  Officers are appointed by our Board of Directors and their terms of office are at the discretion of our Board of Directors.

Name	Age	Position
Man Wah Stephen Yip	37	Chairman of the Board of Directors and Chief Executive Officer
So Ka Yan	33	Secretary and Director
Sze Cheong Eric Ng	57	Chief Financial Officer, Treasurer and Director

Man Wah Stephen Yip, Chief Executive Officer and Chairman of the Board of Directors. Mr. Yip joined the Group in November 2015. He is the Chairman of the Board of Directors, the Chief Executive Officer and the Chief Technology Officer of the Group. Before joining the Group, Mr. Yip was the Chairman of Sugar Computing Limited. Prior to that, he served in a number of senior positions in selected IT companies in Hong Kong.  Mr. Yip is now responsible for the product development of the Group. Mr. Yip has over 16 years of experience in business IT system and video game development and has developed well established connections in the industry through his extensive experience. Mr. Yip holds a LLB degree from University of London and both a BS and MS degree from Fairleigh Dickinson University in New Jersey, United States.

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

Sze Cheong Eric Ng, Chief Financial Officer, Treasurer and Director. Mr. Ng joined the Group in 2012 as a senior consultant. He has been appointed as a Director and the Chief Financial Officer in November 2015. Mr. Ng is one of the Group’s key China specialists, having spent well over a decade representing a number of listed Chinese companies in the United States.  He initially served as a manager at KPMG Peat Marwick from 1980 to 1986, responsible for audit and taxation affairs of listed companies in Hong Kong. Through his experiences at KPMG, Mr. Ng developed an expertise in mergers and acquisitions.

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

Board of Directors and Committee Meetings

Our Board of Directors held four meetings during the fiscal year ended December 31, 2016.  In addition, our Board of Directors acted by unanimous written consent during fiscal year ended December 31, 2016.  Each of our directors attended 100% of the meetings of the Board of Directors and the committees on which they served in the fiscal year ended December 31, 2016. Our directors are expected, absent exceptional circumstances, to attend all board meetings and meetings of any committees on which they serve.

Committees of the Board of Directors

We do not have Audit, Compensation or Nominating and Governance Committees. Our full Board of Directors discharges the duties that such committees would normally have. We do not have such committees because of our stage of development and because our Board of Directors consists of only three members.  Mr. Yip is our Chairman of the Board of Directors.

Our full Board is currently comprised of three Directors, none of whom is independent, as defined by the rules and regulations of the SEC. The three members of our Board of Directors are Man Wah Stephen Yip, So Ka Yan and Sze Cheong Eric Ng.  The Board of Directors determined that Mr. Ng qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.  He is not independent, as noted above; however, we do not believe that independence is required at this juncture given our early stage of development.  We intend to have an independent person in this role as we grow and expand our operations.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company’s independent accountants must be approved in advance by the Board to assure that such services do not impair the accountants’ independence from the Company.  Our full Board of Directors performs the equivalent functions of an audit committee; therefore, no policies or procedures other than those required by SEC rules on auditor independence have been implemented.

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2016, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with Malone Bailey, LLP, our independent registered public accounting firm for fiscal year 2016, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant to Statement on Auditing Standards No. 114 (Communications with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board also has received the written disclosures and the letter from Malone Bailey, LLP required by Public Company Accounting Oversight Board Ethics and Independence Rules and Standards (Rule 3526. Communication with Audit Committees Concerning Independence) and has discussed with Malone Bailey, LLP any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm’s independence.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2016 to be included in this annual report on Form 10-K for the fiscal year ended December 31, 2016 for filing with the SEC.

Director Independence

The members of our Board of Directors are Man Wah Stephen Yip, So Ka Yan and Sze Cheong Eric Ng.  None of these persons is considered “independent” in accordance with Rule 5605(a)(2) of the NASDAQ Marketplace Rules.  Our common stock is currently traded on the OTC Bulletin Board, which does not require that a majority of the Board be independent.  If we ever become an issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

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

Shareholder Communications with the Board of Directors

Shareholders may communicate with the Board of Directors by writing to us as follows:  Living 3D Holdings, Inc., attention:  Corporate Secretary, Room. 1801-02, Office Tower Two, Grand Plaza, 625 Nathan Road, Mongkok, Kowloon, Hong Kong.  Shareholders who would like their submission directed to a particular member of the Board of Directors may so specify and the communication will be forwarded as appropriate.

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

Shareholder recommendations for director nominations may be submitted to the Company at the following address:  Living 3D Holdings, Inc., attention:  Corporate Secretary, Room. 1801-02, Office Tower Two, Grand Plaza, 625 Nathan Road, Mongkok, Kowloon, Hong Kong. Such recommendations will be forwarded to the Board for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and provided that they are in time for the Board to do an adequate evaluation of the candidate before the annual meeting of shareholders.  The submission must be accomplished by a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected and to cooperate with a background check.

Shareholder Nominations of Directors. The bylaws of the Company provide that in order for a shareholder to nominate a director at an annual meeting, the shareholder must give timely, written notice to the Secretary of the Company and such notice must be received at the principal executive offices of the Company not less than 120 days before the date of its release of the proxy statement to shareholders in connection with its previous year’s annual meeting of shareholders. Such shareholder’s notice shall include, with respect to each person whom the shareholder proposes to nominate for election as a director, all information relating to such person, including such person’s written consent to being named in the proxy statement as a nominee, serving as a director, that is required under the Exchange Act, and cooperating with a background investigation.  In addition, the shareholder must include in such notice the name and address, as they appear on the Company’s records, of the shareholder proposing the nomination of such person, and the name and address of the beneficial owner, if any, on whose behalf the nomination is made, the class and number of shares of capital stock of the Company that are owned beneficially and of record by such shareholder of record and by the beneficial owner, if any, on whose behalf the nomination is made, and any material interest or relationship that such shareholder of record and/or the beneficial owner, if any, on whose behalf the nomination is made may respectively have in such business or with such nominee. At the request of the Board of Directors, any person nominated for election as a director shall furnish to the Secretary of the Company the information required to be set forth in a shareholder’s notice of nomination which pertains to the nominee.

To be timely in the case of a special meeting or if the date of the annual meeting is changed by more than thirty (30) days from such anniversary date, a shareholder’s notice must be received at the principal executive offices of the Company no later than the close of business on the tenth day following the earlier of the day on which notice of the meeting date was mailed or public disclosure of the meeting date was made.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards.  A copy of our Code of Ethics and Conduct may be obtained by sending a written request to us at Living 3D Holdings, Inc., attention:  Corporate Secretary, Room 1801-02, Office Tower Two, Grand Plaza, 625 Nathan Road, Mongkok, Kowloon, Hong Kong. The Code of Ethics and Conduct is filed as an exhibit to this annual report on Form 10-K.

Item 11. Executive Compensation.

The table below sets forth all cash compensation paid or proposed to be paid by the Company to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal years ended December 31, 2016 and 2015.

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation ($) (i)	Total ($) (j)
Man Wah Stephen Yip, CEO and Chairman of the Board	2016	-	-	-	-	-	-	-
So Ka Yan, Secretary and Director	2016	-	-	-	-	-	-	-
Sze Cheong Eric Ng, CFO and Director	2016	-	-	-	-	-	-	-
Jimmy Kent-Lam Wong, (1) Former CEO and Chairman of the Board	2016 2015	- 115,385	- -	- -	- -	- -	- -	- -
Kin Wah Ngai, (2) Former CFO, Secretary and Director	2016 2015	- 98,077	- -	- -	- -	- -	- -	- -

(1) Ceased to be the CEO and Chairman of the Board with effect from November 30, 2015.

(2) Ceased to be the CFO, Secretary and Director with effect from November 30, 2015.

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

Outstanding Equity Awards at Fiscal Year-End

The Company did not issue any options or stock awards to any of our officers, directors or employees in 2016 and 2015.

Stock Option Plan

Our board of directors has not adopted a stock option plan.

Compensation of Directors

In 2016, our directors received no compensation for serving as members of our Board of Directors.

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

The table above indicates that no options were granted to directors and officers in fiscal 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our common stock beneficially owned on April 13, 2017 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.  Unless otherwise indicated, each person in the table has sole voting and investment power with respect to the shares shown.  The table assumes a total of 30,697,043 shares of our common stock outstanding as of April 13, 2017.

Name and address of beneficial owner	Amount and nature of beneficial ownership(3)	Percent of common stock(4)
Man Wah Stephen Yip, CEO and Director(1)(2)	19,343,339	63.01%
So Ka Yan, Secretary and Director(1)(2)	19,343,339	63.01%
Sze Cheong Eric Ng, CFO and Director	0	0%
5% holders:
Lai Lai Lung(3)	2,725,000	8.88%
Ng Kwai Tai(4)	2,700,000	8.80%
Ho Siu Wai(5)	2,700,000	8.80%
Lai Lai Wan(6)	2,700,000	8.80%
All executives officers and directors as a group (three persons)(2)	19,343,339	63.01%

(1) The address of these persons is Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong

(2) Man Wah Stephen Yip and So Ka Yan are husband and wife. Man Wah Stephen Yip is deemed to own the same shares which are beneficially owned by So Ka Yan.

(3) The address of Lai Lai Lung is Flat 7, 37/F., Block A, Kam Fu House, Kam Tai Court.

(4) The address of Ng Kwai Tai is 1715 Ngan Chun House, Tung Chun Court, Sai Wan Ho, Hong Kong.

(5) The address of Ho Siu Wai is .15/F Nga Lam House, Tsui Lam Estate, Tseung Kwan O, N.T

(6) The address of Lai Lai Wan is Flat 318, 3/F Blk E Tsui Yeung House, Tsui Ping Estate, Kwun Tong, KLN.

(7) The foregoing beneficial owners hold investment and voting power in their shares.

(8) The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the beneficial owner that are exercisable within sixty days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding and (Z) the number of warrants and options of the beneficial owner that are exercisable within sixty days as the denominator.

Change of Control

 None

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended December 31, 2016, Man Wah Stephen Yip paid expenses in the amount of $79,468 on behalf of the Company to support the Company’s operations. The amounts due to Man Wah Stephen Yip are unsecured, bear no interest and are repayable on demand.

The Company’s  office in Hong Kong consists of approximately 400 square feet located at Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong. This office is furnished to the Company by the CEO at no charge.

On December 30, 2016, the Company entered into a share acquisition and exchange agreement (the "Share Acquisition and Exchange") with Sugar Technology Group Holdings Corporation (“Sugar”), a company incorporated in the British Virgin Islands (the “BVI”). Under the Share Acquisition and Exchange, the Company issued an aggregate of 30,000,000 shares of its common stock at par value of $0.001 each to all of the shareholders of Sugar in exchange for all of the issued and outstanding stock of Sugar. The Share Acquisition and Exchange was closed on January 5, 2017. Ms. So Ka Yan was the sole director of Sugar and owned a 64% interest in Sugar.

Item 14. Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by Malone Bailey, LLP for professional services for the fiscal years ended December 31, 2016 and December 31, 2015:

Fee Category:	Fiscal 2016 Fees	Fiscal 2015 Fees
Audit Fees	$20,000	$21,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$20,000	$21,000

Audit Fees. Such amount consists of fees billed for professional services rendered in connection with the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports.  It also includes services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

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

All Other Fees. All other fees consist of fees for products and services other than the services reported above. In fiscal 2016 and 2015, there were no fees related to this category.

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

The audit report of Malone Bailey, LLP on the financial statements of the Company for the year ended December 31, 2016 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding the Company's ability to continue as a going concern.  The audit report for the year ended December 31, 2015 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

During our fiscal years ended December 31, 2016 and 2015, there were no disagreements with Malone Bailey, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Malone Bailey, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2016 and 2015, there were no reportable events (as described in Item 304(a) (1) (v) of Regulation S-K).

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

Exhibit 2.2 to the Company's Form 8-K, filed December 14, 2011.
3.1	Amended and Restated Articles of Incorporation of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated), a Nevada corporation, dated July 1, 2010.	Exhibit 3.1 to the Company's Form 8-K, filed December 14, 2011.
3.2	Memorandum and Articles of Association of Living 3D Holdings, Limited, a British Virgin Islands corporation, dated June 23, 2008.	Exhibit 3.2 to the Company's Form 8-K, filed December 14, 2011.
3.3	Amended and Restated Bylaws of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated).	Exhibit 3.3 to the Company's Form 8-K, filed December 14, 2011.
4.1	Form of Common Stock Certificate of Living 3D Holdings, Inc. (formerly AirWare International Corp.; formerly Concrete Casting Incorporated).	Exhibit 4.1 to the Company's Form 8-K, filed December 14, 2011.
14.1	Code of Ethics and Conduct.	Exhibit 14.1 to the Company's Form 10-K filed April 16, 2012.
21.1	List of subsidiaries of the Company.	Exhibit 21.1 to the Company's Form 8-K, filed December 14, 2011.
31.1	Certification of Man Wah Stephen Yip, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Sze Cheong Eric Ng, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Man Wah Stephen Yip, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Sze Cheong Eric Ng, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit Number	Description	Incorporated by Reference
99.1	Audited Financial Statements of Living 3D Holdings, Inc. as of December 31, 2016 and 2015.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Calculation Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.	Filed herewith.

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

LIVING 3D HOLDINGS, INC.

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Index to Financial Statements

Page (s)
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Balance Sheets - December 31, 2016 and 2015	F-2

Statements of Operations for the Years Ended December 31, 2016 and 2015	F-3

Statements of Changes in Shareholders’ Deficit for the Years Ended December 31, 2016 and 2015	F-4

Statements of Cash Flows for the Years Ended December 31, 2016 and 2015	F-5

Notes to Financial Statements	F-6 to F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Living 3D Holdings, Inc.

We have audited the accompanying balance sheets of Living 3D Holdings, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Living 3D Holdings, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 13, 2017

Living 3D Holdings, Inc.

Balance Sheets

(Stated in US dollars)

	As of December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$100	$100
Total Current Assets	100	100
TOTAL ASSETS	$100	$100

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities and other payables	$147,832	$69,176
Due to related party	82,496	3,028
Total Current Liabilities	230,328	72,204
TOTAL LIABILITIES	$230,328	$72,204

SHAREHOLDERS’ DEFICIT

Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 290,000,000 and 90,000,000 shares authorized at December 31, 2016 and 2015, respectively; 697,043 shares issued and outstanding at December 31, 2016 and 2015 (*)	697	697
Additional paid-in capital	(597)	(597)
Accumulated deficit	(230,328)	(72,204)
TOTAL SHAREHOLDERS’ DEFICIT	$(230,228)	$(72,104)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$100	$100

The accompanying notes are an integral part of these financial statements

(*) The Company has effected a 1:100 reverse stock split on December 2, 2016. All share and per share data in this report has been retroactively restated to reflect the reverse stock split.

Living 3D Holdings, Inc.

Statements of Operations

(Stated in US dollars)

	For The Years Ended December 31,
	2016	2015
Revenue	$-	$6,795
Cost of Revenue	-	6,300
Gross Profit	-	495

General and administrative expenses	(158,124)	(343,920)
Gain on disposal of subsidiaries	-	2,121,795

Income (Loss) from Operations	(158,124)	1,778,370

Other Income (Expenses)
Interest expenses	-	(16,267)
Other expenses	-	(307)
Total Other Expenses	-	(16,574)

Net Income (Loss)	$(158,124)	$1,761,796
Basic and Diluted Income (Loss) per Common Share	(0.23)	2.53
Weighted Average Common Shares; Basic and Diluted (*)	697,043	697,043

The accompanying notes are an integral part of these financial statements

                        (*) The Company has effected a 1:100 reverse stock split on December 2, 2016. All share and per share data in this report has been retroactively restated to reflect the reverse stock split.

Living 3D Holdings, Inc.

Statements of Changes in Shareholders’ Deficit

(Stated in US dollars)

	Common Stock (*)
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of December 31, 2014	697,043	$ 697	$ (597)	$ (1,834,000)	$ (1,833,900)
Net income for the year	-	-	-	1,761,796	1,761,796
Balance as of December 31, 2015	697,043	$ 697	$ (597)	$ (72,204)	$ (72,104)
Net loss for the year	-	-	-	(158,124)	(158,124)
Balance as of December 31, 2016	697,043	$ 697	$ (597)	$ (230,328)	$ (230,228)

The accompanying notes are an integral part of these financial statements

(*) The Company has effected a 1:100 reverse stock split on December 2, 2016. All share and per share data in this report has been retroactively restated to reflect the reverse stock split.

Living 3D Holdings, Inc.

Statements of Cash Flows

(Stated in US dollars)

	For The Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(158,124)	$1,761,796
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on disposal of subsidiaries	-	(2,121,795)
Changes in operating assets and liabilities
Accrued liabilities and other payables	158,124	227,167
CASH USED IN OPERATING ACTIVITIES	-	(132,832)

CASH FLOW FROM INVESTING ACTIVITIES
Net cash paid on disposal of subsidiaries	-	(2,087)
CASH USED IN INVESTING ACTIVITIES	-	(2,087)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	-	131,328
CASH PROVIDED BY FINANCING ACTIVITIES	-	131,328

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(3,591)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$100	$3,691
CASH AND CASH EQUIVALENTS AT END OF YEAR	$100	$100

NON-CASH TRANSACTIONS
Operation expenses paid by the related party	79,468	-
Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

LIVING 3D HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Living 3D Holdings, Inc. (“we”, “our”, the “Company”) is a Nevada corporation and the parent of L3D, its wholly owned subsidiary. The Company also intended to provide technical and support services of 3D in software development, contents production and hardware configuration to a wide range of industries, including entertainment, education, consumer electronics, medical diagnosis, scientific research and, in particular, media and advertising. The Company aimed at customizing product requirements and specifications in order to enhance the power of product displays in business advertising and special operational environments.

At September 30, 2015, L3D had the following wholly owned subsidiaries: Living 3D (Hong Kong) Limited, 3D Capital Holdings Inc. Columbia College Hollywood International Limited and Living 3D Technology Group Limited. L3D and its wholly owned subsidiaries are collectively referred to herein as "L3D".

On November 30, 2015, Jimmy Kent-Lam Wong, the Company's former CEO, former director and principal shareholder, entered into a stock purchase agreement to sell 54.35% of the Company's outstanding shares, or 37,883,841 shares, of common stock, to Man Wah Stephen Yip. Simultaneously, Living 3D Holdings, Inc. entered into a shares sale and purchase agreement with Jimmy Kent-Lam Wong, pursuant to which the Company agreed to sell its entire ownership interest in L3D to Jimmy Kent-Lam Wong for a total consideration of $100 effective October 1, 2015.

Since our business development efforts in the 3D industry were not sufficiently mature to render us as a commercially viable player in that industry, the Company has ceased its 3D business activities and shifted its business from 3D technology development to computer software development sometime in late 2016, initially operating in Hong Kong and Mainland China. The Company expects to focus on the research and development of an e-commerce platform, with mobile game and virtual reality applications. Our e-commerce platform will seek to integrate web application with product manufacturing which should increase the productivity and efficiency of the operation. Along with the ever increasing usage of the internet, our O2O (O2O stands for “online to offline”, a term used to describe a variety of e-commerce services that provide online information, services, or discounts to consumers that enhance their offline shopping experiences) e-commerce platform is expected to create more business opportunities for the manufacturer.

On December 30, 2016, the Company entered into a share acquisition and exchange agreement (the "Share Acquisition and Exchange") with Sugar Technology Group Holdings Corporation (“Sugar”), a company incorporated in the British Virgin Islands (the “BVI”). Under the Share Acquisition and Exchange, the Company issued an aggregate of 30,000,000 shares of its common stock at par value of $0.001 each to all of the shareholders of Sugar in exchange for all of the issued and outstanding stock of Sugar. The Share Acquisition and Exchange was closed on January 5, 2017. As a result of the Share Acquisition and Exchange, Sugar became the Company’s wholly-owned subsidiary.

For the sake of clarity, this report follows the English naming convention of first name followed by last name, regardless of whether an individual’s name is Chinese or English. For example, the name of our Chief Executive Office will be presented as "Man Wah Stephen Yip," even though, in Chinese, his name would be presented as "Yip Man Wah Stephen".

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A. BASIS OF PREPARATION

The financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

B. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period including provision for income taxes. Actual results when ultimately realized could differ from those estimates.

C. CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

D. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents and accrued liabilities and other payables approximates their fair value due to the relatively short-term nature of these instruments.

Management believes it is not practical to determine the fair value of due to related party because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

E. REVENUE RECOGNITION

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

F. FOREIGN CURRENCY TRANSLATION

The Company maintains its books and accounting records in United States Dollars with the United States Dollars being the functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date.

For the year ended December 31, 2015, all the wholly owned subsidiaries of the Company maintain their books and accounting records in Hong Kong Dollars with the Hong Kong Dollars being the functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date.

The financial statements of Living 3D Holdings, Inc., are prepared in the Company's reporting currency, United States Dollars (“USD”). For financial reporting purposes for the year ended December 31, 2015, the financial statements of Living 3D Holdings, Limited and its subsidiaries which are prepared in Hong Kong Dollar (“HKD”) are translated into United States Dollars. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in the owners' equity.

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

G. INCOME TAXES

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

H. RELATED PARTIES

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

I. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position and result of operations.

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. The Company has a working capital deficit of $230,228 as of December 31, 2016 and has not generated any cash flows from operations for the year ended December 31, 2016. The Company suffered recurring losses from operations. The Company is primarily funded by its Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

These conditions and uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Man Wah Stephen Yip, the Company’s CEO, a director and principal shareholder;

Kingdom Industry Group Inc., Jimmy Kent-Lam Wong, the Company’s former CEO, former director and principal shareholder, is one of the two directors and owns 60% equity interest;

Due to Related Parties

Due to related parties consists of the following:

	December 31, 2016	December 31, 2015
Man Wah Stephen Yip	$82,496	$3,028
Kingdom Industry Group Inc.	-	-
Total	$82,496	$3,028

The amounts due to related parties represent loans borrowed from the related parties. They are unsecured, bear no interest and are repayable on demand. During the year ended December 31, 2015, the Company received advances from the related parties in the amount of $ 131,328, of which $128,300 was received from Kingdom Industry Group Inc.  In connection with the disposal of L3D, the balance of $252,197 due to Kingdom Industry Group Inc. is assumed by Jimmy Kent-Lam Wong (also see note 6). During the year ended December 31, 2016, Man Wah Stephen Yip paid expenses in the amount of $79,468 on behalf of the Company to support the Company’s operations.

Office Furnished by Related Party

The Company’s office in Hong Kong consists of approximately 400 square feet located at Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong. This office is furnished to the Company by the CEO at no charge.

NOTE 5 – COMMON STOCK

On October 19, 2016, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to effect a 1-for-100 reverse stock split of its common stock and an increase of its authorized shares of common stock from 90,000,000 to 290,000,000.

Effective on the opening of business on December 2, 2016, the Financial Industry Regulatory Authority granted market effectiveness to the 1-for-100 reverse stock split.

The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

NOTE 6 – DISPOSAL OF SUBSIDIARIES

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

NOTE 7 – INCOME TAXES

Living 3D Holdings, Inc. is incorporated in the State of Nevada, United States and is subject to US Corporate Income Tax (“CIT”) on the taxable income in accordance with the relevant US income tax laws. No provision for income taxes in the US has been made as the Company had no US taxable income for the years ended December 31, 2016 and 2015.

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes. The provisions clarify the accounting for uncertainty in income taxes recognized in an Enterprise’s financial statements in accordance with the standard “Accounting for Income Taxes,”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of Accounting for Uncertainty in Income Taxes also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has evaluated and concluded that there is no significant uncertain tax positions required recognition in its financial statement.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

NOTE 8 – SUBSEQUENT EVENT

On December 30, 2016, the Company entered into a share acquisition and exchange agreement (the "Share Acquisition and Exchange") with Sugar Technology Group Holdings Corporation (“Sugar”), a company incorporated in the British Virgin Islands (the “BVI”). Under the Share Acquisition and Exchange, the Company issued an aggregate of 30,000,000 shares of its common stock at par value of $0.001 each to all of the shareholders of Sugar in exchange for all of the issued and outstanding stock of Sugar. The Share Acquisition and Exchange was closed on January 5, 2017. As a result of the Share Acquisition and Exchange, Sugar became the Company’s wholly-owned subsidiary. So Ka Yan, the wife of Man Wah Stephen Yip, was the sole director and principal shareholder of Sugar prior to the acquisition. The acquisition of Sugar by the Company was accounted for as business combination between entities under common control since the Company and Sugar are controlled by the same group of shareholders before and after the reorganization.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVING 3D HOLDINGS, INC.

Date: April 13, 2017	/s/ Man Wah Stephen Yip
Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2017	/s/ Man Wah Stephen Yip
Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

Date: April 13, 2017	/s/ Sze Cheong Eric Ng
Name: Sze Cheong Eric Ng Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.