Form 10-Q
period 2017-03-31
LIVING 3D HOLDINGS, INC.
filed 2017-05-15
CIK 93205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-01900

Living 3D Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	870451230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm. 1801-02, Office Tower Two, Grand Plaza, 625 Nathan Road, Mongkok, Kowloon. Hong Kong
(Address of principal executive offices)
(852) 3563-9280
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2017
Common Stock, $.001 par value	30,697,043

Living 3D Holdings, Inc.
Consolidated Balance Sheets
(Stated in US dollars) (Unaudited)
	March 31, 2017	December 31, 2016
		(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$5,832	$667
Accounts receivable	4,308	4,308
Total Current Assets	10,140	4,975

Property and equipment, net	3,277	3,669
TOTAL ASSETS	$13,417	$8,644

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$5,128	$-
Accrued liabilities and other payables	152,150	149,832
Due to related parties	120,105	98,419
Total Current Liabilities	277,383	248,251
TOTAL LIABILITIES	$277,383	$248,251

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $0.001 par value, 290,000,000 shares authorized, 30,697,043 shares and 697,043 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively (*)	30,697	697
Additional paid-in capital	(30,497)	(497)
Accumulated deficit	(264,166)	(239,807)
TOTAL SHAREHOLDERS’ DEFICIT	(263,966)	(239,607)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$13,417	$8,644

The accompanying notes are an integral part of these unaudited consolidated financial statements

(*) The Company has effected a 1:100 reverse stock split on December 2, 2016. All share and per share data in this report has been retroactively restated to reflect the reverse stock split.

Living 3D Holdings, Inc. Consolidated Statements of Operations (Stated in US dollars) (Unaudited)
	For the Three Months Ended March 31,
	2017	2016
		(As Restated)
Revenue	$5,256	$-
Cost of Revenue	5,128	-
Gross Profit	128	-

Operating Expenses
General and administrative expenses	24,487	11,502
Total Operating Expenses	24,487	11,502

Net Loss	$(24,359)	$(11,502)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.02)
Weighted Average Common Shares; Basic and Diluted (*)	29,363,710	697,043

The accompanying notes are an integral part of these unaudited consolidated financial statements

(*) The Company has effected a 1:100 reverse stock split on December 2, 2016. All share and per share data in this report has been retroactively restated to reflect the reverse stock split.

Living 3D Holdings, Inc. Consolidated Statement of Changes in Shareholders’ Deficit (Stated in US dollars) (Unaudited)
	Common Stock (*)		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance as of December 31, 2015	697,043	$697	$(597)	$(72,204)	$(72,104)

Contributed capital of subsidiary	-	-	100	-	100

Net loss for the year	-	-	-	(167,603)	(167,603)

Balance as of December 31, 2016 (As Restated)	697,043	$697	$(497)	$(239,807)	$(239,607)

Issuance of common stock in connection with acquisition of subsidiary	30,000,000	30,000	(30,000)	-	-

Net loss for the period	-	-	-	(24,359)	(24,359)

Balance as of March 31, 2017	30,697,043	$30,697	$(30,497)	$(264,166)	(263,966)

The accompanying notes are an integral part of these unaudited consolidated financial statements

(*) The Company has effected a 1:100 reverse stock split on December 2, 2016. All share and per share data in this report has been retroactively restated to reflect the reverse stock split.

Living 3D Holdings, Inc. Consolidated Statements of Cash Flows (Stated in US dollars) (Unaudited)
	For The Three Months Ended March 31,
	2017	2016
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,359)	$(11,502)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	392	-
Changes in operating assets and liabilities
Accrued liabilities and other payables	24,004	11,502
Accounts payable	5,128	-
CASH PROVIDED BY OPERATING ACTIVITIES	5,165	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,165	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$667	$100
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,832	$100

NON-CASH TRANSACTIONS
Operation expenses paid by related parties	$21,686	$8,838
Issuance of common stock in connection with acquisition of subsidiary	30,000	-
Supplementary Disclosure for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	-	-

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

On December 30, 2016, the Company entered into a share acquisition and exchange agreement (the "Share Acquisition and Exchange") with Sugar Technology Group Holdings Corporation, a company incorporated in the British Virgin Islands (the “BVI”) on February 26, 2016 and has a wholly owned subsidiary, XYZMILL.COM Limited, which was incorporated on May 9, 2016. Sugar Technology Group Holdings Corporation and its subsidiary are collectively referred as Sugar. Under the Share Acquisition and Exchange, the Company will issue an aggregate of 30,000,000 shares of its common stock at par value of $0.001 each to all of the shareholders of Sugar in exchange for all of the issued and outstanding stock of Sugar. The Share Acquisition and Exchange was closed on January 5, 2017 and the 30,000,000 shares of the Company’s common stock were issued on January 4, 2017. As a result of the Share Acquisition and Exchange, Sugar became the Company’s wholly-owned subsidiary. The acquisition of Sugar by the Company has been accounted for as business combination between entities under common control since the Company and Sugar are controlled by the same group of shareholders before and after the reorganization.

As a result, the Company accounted for the operations of Sugar on a retrospective basis in the Company’s consolidated financial statements from the inception date of Sugar on February 26, 2016. Accordingly, the consolidated balance sheet as of December 31, 2016, the consolidated statement of operations for the three months ended March 31, 2016, the consolidated statement of changes in shareholders’ deficit for the year ended December, 31, 2016 and the consolidated statement of cash flows for the three months ended March 31, 2016 have been retrospectively stated in this report to reflect Sugar’s accounts at their historical amount as of those dates.

Sugar is engaged in computer software development with major operations in Hong Kong and Mainland China. The Company focuses on the research and development of e-commerce platform, mobile game and virtual reality application. The e-commerce platform seeks to integrate web application with product manufacturing which will increase the productivity and efficiency of the operation. Along with the ever increasing usage of the internet, our O2O e-commerce platform is expected to bring in more business opportunities to the manufacturer.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

B. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful account is made when collection of the full amount becomes questionable.

C. PROPERTY AND EQUIPMENT

(a) Measurement

The Company’s property and equipment consists primarily of a motor vehicle and is initially recognized at cost and subsequently carried at cost less accumulated depreciation and accumulated impairment losses.

(b) Depreciation

Depreciation of motor vehicle is calculated using the straight-line method to allocate its depreciable amount over its estimated useful life of three years.

      D. FOREIGN CURRENCY TRANSLATION

Living 3D Holdings, Inc. maintains its books and accounting records in United States Dollars with the United States Dollars being the functional currency. Sugar Technology Group Holdings Corporation and its wholly owned subsidiary maintain their books and accounting records in Hong Kong Dollars with the Hong Kong Dollars being the functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date.

The exchange rates used for the foreign currency translation were as follows (USD$1=HKD):

Period Covered	Balance Sheet Date Rate	Average Rate
For the period from January 1, 2016 through March 31, 2017	7.8	7.8

E. RELATED PARTIES

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

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

F. IMPAIRMENT OF LONG-LIVED ASSETS

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

G. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management believes that none of the recently adopted accounting pronouncements will have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. The Company has a working capital deficit of $267,243 as of March 31, 2017 and has only generated $5,165 of cash flows from operations for the three months ended March 31, 2017. The Company is primarily funded by its Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

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

So Ka Yan, the Company’s Secretary, a director, principal shareholder and the wife of Man Wah Stephen Yip;

Due to Related Parties

Due to related parties consists of the following:

	March 31, 2017	December 31,2016 (As Restated)
Man Wah Stephen Yip	$94,417	$82,496
So Ka Yan	25,688	15,923
Total	$120,105	$98,419

The amounts due to related parties represent loans borrowed from the related parties. They are unsecured, bear no interest and are repayable on demand. During the three months ended March 31, 2017, Man Wah Stephen Yip and So Ka Yan paid expenses in the amount of $21,686 on behalf of the Company to support the Company’s operations. During the three months ended March 31, 2016, Man Wah Stephen Yip and So Ka Yan paid expenses in the amount of $8,838 on behalf of the Company to support the Company’s operations.

Office Furnished by Related Party

The Company’s office in Hong Kong consists of approximately 400 square feet located at Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong. This office is furnished to the Company by the CEO at no charge.

NOTE 5 – CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2017, one customer accounted for 100% of revenue. For the three months ended March 31, 2016, the Company did not generate any revenues.

At March 31, 2017 and December 31, 2016, the same customer accounted for 100% of accounts receivable.

For the three months ended March 31, 2017, all the cost of revenue is related to fees paid to one subcontractor. For the three months ended March 31, 2016, the Company did not incur any cost of revenue.

NOTE 6 – INCOME TAXES

Living 3D Holdings, Inc. is incorporated in the State of Nevada, United States and is subject to US Corporate

Income Tax (“CIT”) on the taxable income in accordance with the relevant US income tax laws. No provision for income taxes in the US has been made as the Company had no US taxable income for the three months period ended March 31, 2017 and 2016.

Sugar Technology Group Holdings Corporation is registered in the BVI and under the current laws of the BVI is not subject to income taxes.

XYZMILL.COM Limited is registered in Hong Kong and Hong Kong profits tax is calculated at 16.5% of the estimated assessable profit for the period.

No provision for income taxes has been made as XYZMILL.COM Limited suffered loss from inception of May 9, 2016 through March 31, 2017.

A reconciliation of the income tax computed at the U.S. statutory rate and the Company's provision for income tax is as follows:

	For the three months ended March 31,
	2017	2016
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0%)	(34.0%)
Hong Kong corporate income tax rate	16.5%	-
Net loss not subject to income tax	(16.5%)	-
Provision for income tax	0.0%	0.0%

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

The Company has evaluated and concluded that there are no significant uncertain tax positions required recognition in its consolidated financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  In the event it receives an assessment for interest and/or penalties, it will be classified in the consolidated financial statements as tax expense.

NOTE 7 – SHAREHOLDERS’ DEFICIT

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

The Company’s capital accounts have been retroactively restated to reflect the reverse stock split for all periods presented.

On January 4, 2017, the Company issued an aggregate of 30,000,000 shares of its common stock at par value of $0.001 each to all of the shareholders of Sugar in exchange for all of the issued and outstanding stock of Sugar. The shares were recorded at par value with a decrease $30,000 to additional paid-in capital as the transaction was accounted for as business combination between entities under common control.

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

With the change in the Company’s control in December 2015, the Company redefined its business from 3D technology development to computer software development with major operations in Hong Kong and Mainland China. The Company focuses on the research and development of e-commerce platform, mobile game and virtual reality application. Our e-commerce platform seeks to integrate web application with product manufacturing which will increase the productivity and efficiency of the operation. Along with the ever increasing usage of the internet, our O2O (O2O stands for “online to offline.” It's a term used to describe a variety of e-commerce services that provide online information, services, or discounts to consumers that enhance their offline shopping experiences.) e-commerce platform is expected to bring in more business opportunities to the manufacturer.

Recent Development.  On December 30, 2016, the Company entered into a share acquisition and exchange agreement (the "Share Acquisition and Exchange") with Sugar Technology Group Holdings Corporation, a company incorporated in the British Virgin Islands (the “BVI”) on February 26, 2016 and has a wholly owned subsidiary of XYZMILL.COM Limited, which was incorporated on May 9, 2016. Sugar Technology Group Holdings Corporation and its subsidiary are collectively referred as Sugar. Under the Share Acquisition and Exchange, the Company will issue an aggregate of 30,000,000 shares of its common stock at par value of $0.001 each to all of the shareholders of Sugar in exchange for all of the issued and outstanding stock of Sugar. The Share Acquisition and Exchange was closed on January 5, 2017 and the 30,000,000 shares of the Company’s common stock were issued on January 4, 2017. As a result of the Share Acquisition and Exchange, Sugar became the Company’s wholly-owned subsidiary.

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

The following discussion summarizes the material changes in our results of operations and our financial condition for the three months ended March 31, 2017 and March 31, 2016.  The Statements of Operations is included in the Financial Statements attached to this report.  Please refer to the Statements of Operations.

Results of Operations for the three months ended March 31, 2017 and 2016

Results from Operations

Revenues.  For the three months ended March 31, 2017 and March 31, 2016, revenues were $5,256 and $0 respectively, an increase of $5,256.  The revenues for the three months ended March 31, 2017 represented design fee received, and there were no such sales for the three months ended March 31, 2016. Moreover, the Company is still in the early stage of development and its sales fluctuate.

Cost of Revenue. The Company’s cost of revenue increased to $5,128 from $0 in the period ended March 31, 2017 compared to the same period in 2016.  The increase was due to the increase in sales.

Gross Profit. For the three months ended March 31, 2017, the gross profit was $128 compared with $0 for the same period in 2016. The increase was because of the increase in sales.

General and Administrative Expenses.   For the three months ended March 31, 2017 and March 31, 2016, general and administrative expenses were $24,487 and $11,502, respectively, an increase of $12,985. The increase in such expenses was primarily attributable to the increase in consultancy fee paid to our consultant and the increase in motor vehicle running expenses. No such expenses were incurred by the Company for the three months ended March 31, 2016.

Net Loss.  For the three months ended March 31, 2017, the operating loss was $(24,359) and, for the same period ended March 31, 2016, the operating loss was $(11,502), an increase of $12,857.  The increase of operating loss between the periods was explained by the increase in general and administrative expenses discussed above.

Liquidity and Capital Resources.  Cash and cash equivalents as of March 31, 2017 and December 31, 2016 were $5,832 and $667 respectively.  There were no substantial movements in the funds used in operating activities as merely all the expenses of the Company were paid by Man Wah Stephen Yip and So Ka Yan on behalf of the Company.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on loans from our major shareholder and the sale of equity securities.  We financed operations by increasing the amount due to related parties to $120,105 at March 31, 2017 from $98,419 at December 31, 2016, an increase of $21,686.  The increase is due principally to professional fees paid by related parties on behalf of the Company for the services rendered in the period of 2017.

Our cash flows provided by operating activities increased by $5,165 from $0 at March 31, 2016 to $5,165 at March 31, 2017, due principally to the increase in accounts payable of $5,128, accrued liabilities and other payables of $ 24,004 offset by the net loss of $24,359.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2017.

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

Foreign Currency Translation.  Living 3D Holdings, Inc. maintains its books and accounting records in United States Dollars with the United States Dollars being the functional currency. Sugar Technology Group Holdings Corporation and its wholly owned subsidiary maintain their books and accounting records in Hong Kong Dollars with the Hong Kong Dollars being the functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates.  Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date.

We follow FASB ASC 80-30, "Foreign Currency Translation", for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars.  Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in shareholders' equity.

Income Taxes.  Income tax expense is based on reported income before income taxes. We account for income taxes using the liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

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

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on his evaluation as of the end of the period covered by this report, he concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting; and (iii) appoint additional independent directors that can serve as members of an audit committee. The remediation efforts will be largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect, such controls.

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

LIVING 3D HOLDINGS, INC.

Date: May 15, 2017	/s/ Man Wah Stephen Yip Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

Date: May 15, 2017	/s/ Sze Cheong Eric Ng Name: Sze Cheong Eric Ng Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.