Form 10-Q
period 2017-06-30
LIVING 3D HOLDINGS, INC.
filed 2017-08-11
CIK 93205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☐QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2017
Common Stock, $.001 par value	30,697,043

Living 3D Holdings, Inc.
Consolidated Balance Sheets
(Stated in US dollars) (Unaudited)
	June 30, 2017	December 31, 2016
		(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$513	$667
Accounts receivable	5,590	4,308
Total Current Assets	6,103	4,975

Property and equipment, net	2,883	3,669
TOTAL ASSETS	$8,986	$8,644

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current Liabilities
Account payable	$5,128	$-
Accrued liabilities and other payables	162,018	149,832
Due to related parties	122,636	98,419
Total Current Liabilities	289,782	248,251
TOTAL LIABILITIES	$289,782	$248,251

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $0.001 par value, 290,000,000 shares authorized, 30,697,043 shares and 697,043 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively (*)	30,697	697
Additional paid-in capital	(30,497)	(497)
Accumulated deficit	(280,996)	(239,807)
TOTAL SHAREHOLDERS’ DEFICIT	(280,796)	(239,607)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$8,986	$8,644

The accompanying notes are an integral part of these unaudited consolidated financial statements

(*) The Company has effected a 1:100 reverse stock split on December 2, 2016. All share and per share data in this report has been retroactively restated to reflect the reverse stock split.

Living 3D Holdings, Inc. Consolidated Statements of Operations (Stated in US dollars) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
		(As Restated)		(As Restated)
Revenue	$1,282	$10,128	$6,538	$10,128
Cost of Revenue	-	6,282	5,128	6,282
Gross Profit	1,282	3,846	1,410	3,846

Operating Expenses
General and administrative expenses	18,112	13,923	42,599	25,425
Total Operating Expenses	18,112	13,923	42,599	25,425

Net Loss	$(16,830)	$(10,077)	$(41,189)	$(21,579)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.00)	$(0.03)
Weighted Average Common Shares; Basic and Diluted (*)	30,697,043	697,043	30,034,060	697,043

The accompanying notes are an integral part of these unaudited consolidated financial statements

(*) The Company has effected a 1:100 reverse stock split on December 2, 2016. All share and per share data in this report has been retroactively restated to reflect the reverse stock split.

Living 3D Holdings, Inc. Consolidated Statements of Changes in Shareholders’ Deficit (Stated in US dollars) (Unaudited)
	Common Stock (*)		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance as of December 31, 2015	697,043	$697	$(597)	$(72,204)	$(72,104)

Contributed capital of subsidiary	-	-	100	-	100

Net loss for the year	-	-	-	(167,603)	(167,603)

Balance as of December 31, 2016 (As Restated)	697,043	$697	$(497)	$(239,807)	$(239,607)

Issuance of common stock in connection with acquisition of subsidiary	30,000,000	30,000	(30,000)	-	-

Net loss for the period	-	-	-	(41,189)	(41,189)

Balance as of June 30, 2017	30,697,043	$30,697	$(30,497)	$(280,996)	$(280,796)

The accompanying notes are an integral part of these unaudited consolidated financial statements

(*) The Company has effected a 1:100 reverse stock split on December 2, 2016. All share and per share data in this report has been retroactively restated to reflect the reverse stock split.

Living 3D Holdings, Inc. Consolidated Statements of Cash Flows (Stated in US dollars) (Unaudited)
	For The Six Months Ended June 30,
	2017	2016
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(41,189)	$(21,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	786	262
Changes in operating assets and liabilities
Accounts receivable	(1,282)	-
Accrued liabilities and other payables	38,403	31,445
Account payable	5,128	-
CASH PROVIDED BY OPERATING ACTIVITIES	1,846	10,128
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	(2,000)	-
Capital contribution of subsidiary	-	100
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,000)	100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(154)	10,228
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$667	$100
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$513	$10,328
NON-CASH TRANSACTIONS
Operation expenses paid by related parties	$26,217	$53,797
Issuance of common stock in connection with acquisition of subsidiary	$30,000	$-
Purchase of property and equipment paid by related party	$-	4,718
Supplementary Disclosure for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

Living 3D Holdings Ltd. ("L3D") was incorporated in the British Virgin Islands (the "BVI") on June 23, 2008. L3D operated as a globally integrated enterprise that targeted 3D technology and effective business. The Company intended to specialize in the design, development, production, sale and marketing of "auto stereoscopic 3D" technology, or Auto 3D products, services and solutions. Auto 3D means that viewers are not required to wear 3D glasses in order to experience the 3D effects of the screen, and instant switching between two dimensional, or 2D, and 3D viewing is enabled.

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

As a result, the Company accounted for the operations of Sugar on a retrospective basis in the Company’s consolidated financial statements from the inception date of Sugar on February 26, 2016. Accordingly, the consolidated balance sheet as of December 31, 2016, the consolidated statement of operations for the three and six months ended June 30, 2016, the consolidated statement of changes in shareholders’ deficit for the year ended December, 31, 2016 and the consolidated statement of cash flows for the six months ended June 30, 2016 have been retrospectively stated in this report to reflect Sugar’s accounts at their historical amount as of those dates.

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

(a)Measurement

The Company’s property and equipment consists primarily of a motor vehicle and is initially recognized at cost and subsequently carried at cost less accumulated depreciation and accumulated impairment losses.

(b)Depreciation

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

The exchange rates used for the foreign currency translation were as follows (USD$1=HKD):

Period Covered	Balance Sheet Date Rate	Average Rate
For the period from January 1, 2016 through June 30, 2017	7.8	7.8

E.	RELATED PARTIES

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

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for its products and services. The Company has a working capital deficit of $283,679 as of June 30, 2017 and has only generated $1,846 of cash from operations for the six months ended June 30, 2017. The Company incurred net losses of $41,189 for the six months ended June 30, 2017. The Company is primarily funded by its Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

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

So Ka Yan, the Company’s Secretary, a director, principal shareholder and the wife of Man Wah Stephen Yip;

Due to Related Parties

Due to related parties consists of the following:

	June 30, 2017	December 31, 2016 (As Restated)
Man Wah Stephen Yip	$98,948	$82,496
So Ka Yan	23,688	15,923
Total	$122,636	$98,419

The amounts due to related parties represent loans borrowed from the related parties. They are unsecured, bear no interest and are repayable on demand. During the six months ended June 30, 2017 and 2016, Man Wah Stephen Yip and So Ka Yan paid expenses in the amount of $26,217 and $53,797, respectively, on behalf of the Company to support the Company’s operations. In May 2017, the Company repaid $2,000 to So Ka Yan. On May 19, 2016, the Company purchased property and equipment in the amount of $4,718, So Ka Yan made the payment on behalf of the Company.

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

For the six months ended June 30, 2017, customer A and B accounted for 80% and 20% of total revenue, respectively. For the six months ended June 30, 2016, customer C accounted for 100% of revenue.

At June 30, 2017, customers B and D accounted for 23% and 77% of accounts receivable, respectively. At December 31, 2016, customer D accounted for 100% of account receivable.

For the six months ended June 30, 2017, subcontractor A accounted for 100% of cost of revenue. For the six months ended June 30, 2016, subcontractor B accounted for 100% of cost of revenue.

NOTE 6 – INCOME TAXES

Living 3D Holdings, Inc. is incorporated in the State of Nevada, United States and is subject to US Corporate

Income Tax (“CIT”) on the taxable income in accordance with the relevant US income tax laws. No provision for income taxes in the US has been made as the Company had no US taxable income for the six months ended June 30, 2017 and 2016.

Sugar Technology Group Holdings Corporation is registered in the BVI and under the current laws of the BVI is not subject to income taxes.

XYZMILL.COM Limited is registered in Hong Kong and Hong Kong profits tax is calculated at 16.5% of the estimated assessable profit for the period.

No provision for income taxes has been made as XYZMILL.COM Limited suffered loss from inception of May 9, 2016 through June 30, 2017.

A reconciliation of the income tax computed at the U.S. statutory rate and the Company's provision for income tax is as follows:

	For the six months ended June 30,
	2017	2016
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0%)	(34.0%)
Hong Kong corporate income tax rate	16.5%	16.5%
Net loss not subject to income tax	(16.5%)	(16.5%)
Provision for income tax	0.0%	0.0%

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

Through innovative and reliable provision of products and services as well as collaboration with our strategic partners, the Company is embarking on the following new strategic directions:

•Enabling enterprises to fully exploit the power and capacity of 3D technology;

•Satisfying the full range of media display in business advertising and business operation;

•Enabling a truly integrated solution for 3D applications and powerful display specially customized for business requirements and operations; and

•Developing and delivering a comprehensive, low cost media content development and productivity environment.

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

The following discussion summarizes the material changes in our results of operations and our financial condition for the three and six months ended June 30, 2017 and June 30, 2016.  The Statements of Operations is included in the Financial Statements attached to this report. Please refer to the Statements of Operations.

Results of Operations for the three months ended June 30, 2017 and 2016

Results from Operations

Revenues.  For the three months ended June 30, 2017 and June 30, 2016, revenues were $1,282 and $10,128 respectively, a decrease of $8,846. The revenues for the three months ended June 30, 2016 were mainly generated from website design and development whereas the revenue for the three months ended June 30, 2017 was only derived from website development. Moreover, the Company is still in the early stage of development and its sales fluctuate.

Cost of Revenue. The Company’s cost of revenue decreased to $0 from $6,282 for the three months ended June 30, 2017 compared to the same period in 2016.  The cost of revenue primarily represented fee paid to subcontractor on the design of software for sale. The decrease was attributable to the fact that there was no such software sale for the three months ended June 30, 2017.

Gross Profit. For the three months ended June 30, 2017, the gross profit was $1,282 compared with $3,846 for the same period in 2016. The decrease was because of the decrease in sales.

General and Administrative Expenses.   For the three months ended June 30, 2017 and June 30, 2016, general and administrative expenses were $18,112 and $13,923, respectively, an increase of $4,189. The increase in such expenses was primarily attributable to the increase in professional fees paid to relevant parties.

Net Loss.  For the three months ended June 30, 2017, the operating loss was $(16,830) and, for the same period ended June 30, 2016, the operating loss was $(10,077), an increase of $6,753.  The increase of operating loss between the periods was explained by the increase in general and administrative expenses and the decrease in sales discussed above.

Results of Operations for the six months ended June 30, 2017 and 2016

Results from Operations

Revenues.  For the six months ended June 30, 2017 and June 30, 2016, revenues were $6,538 and $10,128 respectively, a decrease of $3,590.  The revenues for the six months ended June 30, 2017 mainly derived from advertisement development and website development whereas the revenue for the six months ended June 30, 2016 was mainly generated from website design and development. Moreover, the Company is still in the early stage of development and its sales fluctuate.

Cost of Revenue. The Company’s cost of revenue decreased to $5,128 from $6,282 in the period ended June 30, 2017 compared to the same period in 2016.  The decrease was due to the decrease in sales.

Gross Profit. For the six months ended June 30, 2017, the gross profit was $1,410 compared with $3,846 for the same period in 2016. The decrease was because of the decrease in sales.

General and Administrative Expenses.   For the six months ended June 30, 2017 and June 30, 2016, general and administrative expenses were $42,599 and $25,425, respectively, an increase of $17,174. The increase in such expenses was primarily attributable to the increase in motor vehicle running expenses and professional fees, such as consultancy fee, audit fee and legal fee.

Net Loss.  For the six months ended June 30, 2017, the operating loss was $(41,189) and, for the same period ended June 30, 2016, the operating loss was $(21,579), an increase of $19,610.  The increase of operating loss between the periods was explained by the increase in general and administrative expenses and the decrease in sales as discussed above.

Liquidity and Capital Resources.  Cash and cash equivalents as of June 30, 2017 and December 31, 2016 were $513 and $667, respectively. There were no changes to liquidity and capital resources of the Company as all the expenses were paid by Man Wah Stephen Yip and So Ka Yan on behalf of the Company.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt. In the near future, as additional capital is needed, we expect to rely primarily on loans from our major shareholder and the sale of equity securities. We financed operations by increasing the amount due to related parties to $122,636 at June 30, 2017 from $98,419 at December 31, 2016, an increase of $24,217. The increase is due principally to professional fees paid by related parties on behalf of the Company for the services rendered in the period of 2017.

Our cash flows provided by operating activities decreased by $8,282 from $10,128 at June 30, 2016 to $1,846 at June 30, 2017, due principally to the increase in accounts receivable of $1,282, accounts payable of $5,128, accrued liabilities and other payables of $38,403 offset by the net loss of $41,189.

Our cash flows used in financing activities was $2,000 at June 30, 2017, as compared to cash flows provided by financing activities of $100 at June 30, 2016, a decrease of $2,100. For the six months ended June 30, 2017, the funds were mainly used for repayment to related party and for the six months ended June 30, 2016, the funds were provided by the capital contribution of subsidiary.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2017.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of our Chief Executive Officer and with the participation of our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

There are no claims, actions, suits, proceedings or investigations that are currently pending or, to our knowledge, threatened by or against us, or with respect to our operations or assets, by or against any of our officers, directors or affiliates.

Item 1A.     Risk Factors.

Not applicable.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

(c)Exhibits.

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

LIVING 3D HOLDINGS, INC.

Date: August 14, 2017	/s/ Man Wah Stephen Yip Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

Date: August 14, 2017	/s/ Sze Cheong Eric Ng Name: Sze Cheong Eric Ng Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.