Form 10-Q
period 2017-09-30
LIVING 3D HOLDINGS, INC.
filed 2017-11-14
CIK 93205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2017
Common Stock, $.001 par value	30,697,043

	FORM 10-Q LIVING 3D HOLDINGS, INC. SEPTEMBER 30, 2017 TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION		Page
Item 1.	Consolidated Financial Statements.
	Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (Unaudited).	1
	Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (Unaudited)	2
	Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2016 and the nine months ended September 30, 2017 (Unaudited).	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (Unaudited).	4
	Notes to Unaudited Consolidated Financial Statements.	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15
Item 4.	Controls and Procedures.	16
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	16
Item 1A.	Risk Factors.	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16
Item 3.	Defaults Upon Senior Securities.	16
Item 4.	Mine Safety Disclosures.	16
Item 5.	Other Information.	17
Item 6.	Exhibits.	17
Signatures		18
Exhibits
Certifications

Living 3D Holdings, Inc.
Consolidated Balance Sheets
(Stated in US dollars) (Unaudited)
	September 30, 2017	December 31, 2016
		(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$320	$667
Accounts receivable	7,257	4,308
Total Current Assets	7,577	4,975

Property and equipment, net	2,490	3,669
TOTAL ASSETS	$10,067	$8,644

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current Liabilities
Account payable	$5,128	$-
Accrued liabilities and other payables	163,307	149,832
Due to related parties	132,328	98,419
Total Current Liabilities	300,763	248,251
TOTAL LIABILITIES	$300,763	$248,251

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $0.001 par value, 290,000,000 shares authorized, 30,697,043 shares and 697,043 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (*)	30,697	697
Additional paid-in capital	(30,497)	(497)
Accumulated deficit	(290,896)	(239,807)
TOTAL SHAREHOLDERS’ DEFICIT	(290,696)	(239,607)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$10,067	$8,644

The accompanying notes are an integral part of these unaudited consolidated financial statements

(*) The Company has effected a 1:100 reverse stock split on December 2, 2016. All share and per share data in this report has been retroactively restated to reflect the reverse stock split.

Living 3D Holdings, Inc. Consolidated Statements of Operations (Stated in US dollars) (Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
		(As Restated)		(As Restated)
Revenue	$1,667	$4,308	$8,205	$14,436
Cost of Revenue	-	-	5,128	6,282
Gross Profit	1,667	4,308	3,077	8,154

Operating Expenses
General and administrative expenses	11,567	19,400	54,166	44,825
Total Operating Expenses	11,567	19,400	54,166	44,825

Net Loss	$(9,900)	$(15,092)	$(51,089)	$(36,671)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.02)	$(0.00)	$(0.05)
Weighted Average Common Shares; Basic and Diluted (*)	30,697,043	697,043	30,257,483	697,043

The accompanying notes are an integral part of these unaudited consolidated financial statements

(*) The Company has effected a 1:100 reverse stock split on December 2, 2016. All share and per share data in this report has been retroactively restated to reflect the reverse stock split.

Living 3D Holdings, Inc. Consolidated Statements of Changes in Shareholders’ Deficit (Stated in US dollars) (Unaudited)
	Common Stock (*)		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance as of December 31, 2015	697,043	$697	$(597)	$(72,204)	$(72,104)

Contributed capital of subsidiary	-	-	100	-	100

Net loss for the year	-	-	-	(167,603)	(167,603)

Balance as of December 31, 2016 (As Restated)	697,043	$697	$(497)	$(239,807)	$(239,607)

Issuance of common stock in connection with acquisition of subsidiary	30,000,000	30,000	(30,000)	-	-

Net loss for the period	-	-	-	(51,089)	(51,089)

Balance as of September 30, 2017	30,697,043	$30,697	$(30,497)	$(290,896)	$(290,696)

The accompanying notes are an integral part of these unaudited consolidated financial statements

(*) The Company has effected a 1:100 reverse stock split on December 2, 2016. All share and per share data in this report has been retroactively restated to reflect the reverse stock split.

Living 3D Holdings, Inc. Consolidated Statements of Cash Flows (Stated in US dollars) (Unaudited)
	For The Nine Months Ended September 30,
	2017	2016
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,089)	$(36,671)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,179	655
Changes in operating assets and liabilities
Accounts receivable	(2,949)	(4,308)
Accrued liabilities and other payables	49,576	41,478
Account payable	5,128	-
CASH PROVIDED BY OPERATING ACTIVITIES	1,845	1,154
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	(2,192)	-
Capital contribution of subsidiary	-	100
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,192)	100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(347)	1,254
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$667	$100
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$320	$1,354

NON-CASH TRANSACTIONS
Purchase of property and equipment paid by related party	$-	$4,718
Operating expenses paid by related parties	$36,101	$83,181
Issuance of common stock in connection with acquisition of subsidiary	$30,000	$-
Supplementary Disclosure for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

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

As a result, the Company accounted for the operations of Sugar on a retrospective basis in the Company’s consolidated financial statements from the inception date of Sugar on February 26, 2016. Accordingly, the consolidated balance sheet as of December 31, 2016, the consolidated statement of operations for the three and nine months ended September 30, 2016, the consolidated statement of changes in shareholders’ deficit for the year ended December, 31, 2016 and the consolidated statement of cash flows for the nine months ended September 30, 2016 have been retrospectively stated in this report to reflect Sugar’s accounts at their historical amount as of those dates.

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

The exchange rates used for the foreign currency translation were as follows (USD$1=HKD):

Period Covered	Balance Sheet Date Rate	Average Rate
For the period from January 1, 2016 through September 30, 2017	7.8	7.8

E.	RELATED PARTIES

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

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. The Company has a working capital deficit of $293,186 as of September 30, 2017 and has only generated $1,845 of cash from operations for the nine months ended September 30, 2017. The Company incurred net losses of $51,089 for the nine months ended September 30, 2017. The Company is primarily funded by its Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

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

So Ka Yan, the Company’s Secretary, a director, principal shareholder and the wife of Man Wah Stephen Yip;

Due to Related Parties

Due to related parties consists of the following:

	September 30, 2017	December 31,2016 (As Restated)
Man Wah Stephen Yip	$104,832	$82,496
So Ka Yan	27,496	15,923
Total	$132,328	$98,419

The amounts due to related parties represent loans borrowed from the related parties. They are unsecured, bear no interest and are repayable on demand. During the nine months ended September 30, 2017, Man Wah Stephen Yip and So Ka Yan paid expenses in the amount of $22,336 and $13,765, respectively, on behalf of the Company to support the Company’s operations. The Company repaid $2,000 and $192 in May 2017 and July 2017, respectively, to So Ka Yan. On May 19, 2016, the Company purchased property and equipment in the amount of $4,718 and So Ka Yan made the payment on behalf of the Company.

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

For the nine months ended September 30, 2017, customer A and B accounted for 64% and 36% of total revenue respectively. For the nine months ended September 30, 2016, customer C and D accounted for 70% and 30% of total revenue respectively.

At September 30, 2017, customer B and D accounted for 41% and 59% of accounts receivable. At December 31, 2016, customer D accounted for 100% of account receivable.

For the nine months ended September 30, 2017, subcontractor A accounted for 100% of cost of revenue. For the nine months ended September 30, 2016, subcontractor B accounted for 100% of cost of revenue.

At September 30, 2017, subcontractor A accounted for 100% of account payable. There was no balance of account payable as of December 31, 2016.

NOTE 6 – INCOME TAXES

Living 3D Holdings, Inc. is incorporated in the State of Nevada, United States and is subject to US Corporate

Income Tax (“CIT”) on the taxable income in accordance with the relevant US income tax laws. No provision for income taxes in the US has been made as the Company had no US taxable income for the nine months period ended September 30, 2017 and 2016.

Sugar Technology Group Holdings Corporation is registered in the BVI and under the current laws of the BVI is not subject to income taxes.

XYZMILL.COM Limited is registered in Hong Kong and Hong Kong profits tax is calculated at 16.5% of the estimated assessable profit for the period.

No provision for income taxes has been made as XYZMILL.COM Limited suffered loss from inception of May 9, 2016 through September 30, 2017.

A reconciliation of the income tax computed at the U.S. statutory rate and the Company's provision for income tax is as follows:

	For the nine months ended September 30,
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

The following discussion summarizes the material changes in our results of operations and our financial condition for the three and nine months ended September 30, 2017 and September 30, 2016.  The Statements of Operations is included in the Financial Statements attached to this report.  Please refer to the Statements of Operations.

Results of Operations for the three months ended September 30, 2017 and 2016

Results from Operations

Revenues.  For the three months ended September 30, 2017 and September 30, 2016, revenues were $1,667 and $4,308 respectively, a decrease of $2,641. The decrease in revenue was attributable to the decrease in sales. The Company is still in the early stage of development and its sales fluctuate.

Cost of Revenue. The Company incurred no cost of revenue for the three months ended September 30, 2017 and 2016.  The cost of revenue primarily represented fee paid to subcontractor on the design of software for sale. There was no such sale for the three months ended September 30, 2017 and 2016.

Gross Profit. For the three months ended September 30, 2017, the gross profit was $1,667 compared with $4,308 for the same period in 2016. The decrease was because of the decrease in sales.

General and Administrative Expenses.   For the three months ended September 30, 2017 and September 30, 2016, general and administrative expenses were $11,567 and $19,400, respectively, a decrease of $7,833. The decrease in such expenses was primarily attributable to the decrease in motor vehicle running expenses and the discount given by the Company’s attorney on the fee charged during the three months ended September 30, 2017. No such discount was given by the Company’s attorney for the three months ended September 30, 2016.

Net Loss.  For the three months ended September 30, 2017, the net loss was $(9,900) and, for the same period ended September 30, 2016, the net loss was $(15,092), a decrease of $5,192.  The decrease of net loss between the periods was explained by the decrease in general and administrative expenses as discussed above.

Results of Operations for the nine months ended September 30, 2017 and 2016

Results from Operations

Revenues.  For the nine months ended September 30, 2017 and September 30, 2016, revenues were $8,205 and $14,436 respectively, a decrease of $6,231. The revenues for the nine months ended September 30, 2017 are mainly derived from advertisement development and website development whereas the revenue for the nine months ended September 30, 2016 was mainly generated from website design and development. Moreover, the Company is still in the early stage of development and its sales fluctuate.

Cost of Revenue. The Company’s cost of revenue decreased to $5,128 from $6,282 in the period ended September 30, 2017 compared to the same period in 2016. The decrease was due to the decrease in sales.

Gross Profit. For the nine months ended September 30, 2017, the gross profit was $3,077 compared with $8,154 for the same period in 2016. The decrease was because of the decrease in sales.

General and Administrative Expenses.   For the nine months ended September 30, 2017 and September 30, 2016, general and administrative expenses were $54,166 and $44,825, respectively, an increase of $9,341. The increase in such expenses was primarily attributable to the increase auditor’s remuneration and the increase in motor vehicle running expenses.

Net Loss.  For the nine months ended September 30, 2017, the net loss was $(51,089) and, for the same period ended September 30, 2016, the net loss was $(36,671), an increase of $14,418.  The increase of net loss between the periods was explained by the increase in general and administrative expenses and the decrease in sales as discussed above.

Liquidity and Capital Resources.  Cash and cash equivalents as of September 30, 2017 and December 31, 2016 were $320 and $667 respectively.  There were no substantial movements in the funds used in operating activities as merely all the expenses of the Company were paid by Man Wah Stephen Yip and So Ka Yan on behalf of the Company.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on loans from our major shareholder and the sale of equity securities.  We financed operations by increasing the amount due to related parties to $132,328 at September 30, 2017 from $98,419 at December 31, 2016, an increase of $33,909.  The increase is due principally to professional fees paid by related parties on behalf of the Company for the services rendered in the period of 2017.

Our cash flows provided by operating activities increased by $691 from $1,154 at September 30, 2016 to $1,845 at September 30, 2017, due principally to the increase in accounts receivable of $2,949, account payable of $5,128, accrued liabilities and other payables of $ 49,576 offset by the net loss of $51,089.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2017.

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

Property and Equipment.   The Company’s property and equipment consists primarily of a motor vehicle and is initially recognized at cost and subsequently carried at cost less accumulated depreciation and accumulated impairment losses. Depreciation of motor vehicle is calculated using the straight-line method to allocate its depreciable amount over its estimated useful life of three years.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect, such controls.

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

LIVING 3D HOLDINGS, INC.

Date: November 14, 2017	/s/ Man Wah Stephen Yip Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

Date: November 14, 2017	/s/ Sze Cheong Eric Ng Name: Sze Cheong Eric Ng Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.