Form 10-K
period 2017-12-31
LIVING 3D HOLDINGS, INC.
filed 2018-04-17
CIK 93205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

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

Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of June 30, 2017, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price ($13.00) of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was: $58,949,852

There were 70,697,043 shares of the registrant’s common stock issued and outstanding as of April 17, 2018.

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements.  These forward-looking statements include, among other things, statements relating to:

•our ability to find suitable markets for the services we provide;

•our ability to obtain additional capital in future years to fund expansion of our services, new marketing initiatives and/or acquisitions;

•economic, political, regulatory, legal and foreign exchange risks associated with our operations; or

•the loss of key members of our senior management.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•"Company," "we," "us," "our," "Living 3D" and "Registrant" refer to Living 3D Holdings, Inc. (formerly known as AirWare International Corp.; formerly known as Concrete Casting Incorporated), a corporation incorporated in Nevada;

•"Exchange Act" refers to the Securities Exchange Act of 1934, as amended;

•"PRC," "China," and "Chinese," refer to the People’s Republic of China (excluding Hong Kong, Macau and Taiwan);

•"Securities Act" refers to the Securities Act of 1933, as amended;

•"U.S. dollars," "dollars" and "$" refer to the legal currency of the United States;

•"HK Dollars" refers to Hong Kong dollars, the legal currency of Hong Kong;

•"Renminbi" and "RMB" refers to the legal currency of the People’s Republic of China.

Unless otherwise stated, we have translated balance sheet amounts with the exception of equity at December 31, 2017 and 2016 at HK Dollars 7.8 to US $1.00.  We have stated equity accounts at their historical rates. The average translation rates applied to income statement accounts for the years ended December 31, 2017 and 2016 were at HK Dollars 7.8. We make no representation that the HK Dollars or U.S. dollar amounts referred to in this annual report could have been or could be converted into U.S. dollars or HK Dollars as the case may be, at any particular rate or at all.

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

PART I

Item 1.  Business.

With the change in control of Living 3D Holdings, Inc. in December 2015, the Company redefined its business from 3D technology development to computer software development with major operations in Hong Kong and Mainland China. The Company now focuses on the research and development of ecommerce platform, mobile game and virtual reality application. Our ecommerce platform seeks to integrate web application with product manufacturing which will increase the productivity and efficiency of the operation. Along with the ever increasing usage of the internet, our O2O (O2O stands for “online to offline,” a term used to describe a variety of ecommerce services that provide online information, services, or discounts to consumers that enhance their offline shopping experiences.) ecommerce platform is expected to bring in more business opportunities to the manufacturer.

Since our business development efforts in the O2O platforms were not sufficiently mature to render us as a commercially viable player in that industry, the Company has slowed down its activities in such development and shifted its business from the development of O2O platforms to the development of an online cryptocurrency web based trading system through the acquisition of Hong Kong Cryptocurrency Exchange (“HKCCEX”) in late December 2017.

HKCCEX is a FinTech company with focus on developing no-frills software solutions that facilitate the wide spread adoption of cutting edge technological ideas. Our flagship product is a B2B cryptocurrency web based trading system featuring newsfeed, live quote, integrated CRM, agent management and accounting system. This web based trading system is then customized and provided to companies with previous experience in the financial, trading or similar fields allowing them to capture a new and existing market with minimum change to their current Modus Operandi. These companies have user right to the customized web based trading system, which allow their end-customers to trade cryptocurrencies as registered users. These companies mainly reside in Hong Kong and Singapore with many operating online with target pockets in the global market. We provide technical support to ensure that our web based trading system and customers work within the confines of their respective legal system, and we are very sensitive to any reaction of the legal system as a whole with regards to the regulation of cryptocurrencies. We provide our web based trading system with AML and KYC compliance support which we deem as an inalienable part of the web based trading system and management protocol, and we conduct thorough training sessions with our customers to ensure compliance and also the documentation and consequences of non-compliance.

Corporate History

The Company was incorporated on October 28, 1987 in the state of Nevada under the name Staco Incorporated.  It was organized for the purpose of conducting business as a transfer agent.  This business was unsuccessful as a transfer agent and the Company became inactive.  The business remained inactive until November 30, 2001, when it acquired certain assets from Cordell Henrie, a sole proprietor doing business as "Concrete Casting" and he became its president.  Staco Incorporated changed its name to Concrete Casting Incorporated on January 17, 2002.  The assets acquired included drawings, plans and concepts regarding the design of replicas of antiquities to be cast in concrete and marketed to the U.S. landscaping market.  From such point through December 31, 2007, Concrete Casting focused on concrete products through its emphasis changed from replicas of antiquities to construction applications, such as casted window wells and water features for landscaping use. Mr. Henrie eventually was no longer able to devote the time necessary to Concrete Casting’s product development and he resigned as an officer and a director as of December 31, 2007.  Because Concrete Casting's development in the concrete casting business was not sufficiently mature to make it commercially viable, the decision was made to shut down development of concrete products and discontinue those operations.

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

On December 30, 2016, the Company entered into a share acquisition and exchange agreement (the "Share Acquisition and Exchange") with Sugar Technology Group Holdings Corporation (“Sugar”), a company incorporated in the British Virgin Islands (the “BVI”) on February 26, 2016 and has a wholly owned subsidiary, XYZMILL.COM Limited, which was incorporate on May 9, 2016. Under the Share Acquisition and Exchange, the Company issued an aggregate of 30,000,000 shares of its common stock at par value of $0.001 each to all of the shareholders of Sugar in exchange for all of the issued and outstanding stock of Sugar on January 4, 2017. The Share Acquisition and Exchange was closed on January 5, 2017. As a result of the Share Acquisition and Exchange, Sugar became the Company’s wholly-owned subsidiary.

Recent Development

On December 4, 2017, the Company entered into a share acquisition and exchange agreement (the "Share Acquisition and Exchange") with HKCCEX, a company incorporated in the Hong Kong Special Administrative Region.  Under the Share Acquisition and Exchange, the Company issued an aggregate of 40,000,000 shares of its common stock at par value of $0.001 each to the sole shareholder of HKCCEX in exchange for all of the issued and outstanding stock of HKCCEX.  The Share Acquisition and Exchange was closed on December 28, 2017. As a result of the Share Acquisition and Exchange, HKCCEX became the Company’s wholly-owned subsidiary.

The Company plans to operate a cryptocurrency exchange platform and offer a wide range of tools that improve users’ experience and investment options, including an affiliation with a network of major cryptocurrencies and international trading platforms, real time market quotes, professional statistical analysis and graphs, up to the minute financial news, 72 hours of interest free margin trading, wide range of buy and sell options for cryptocurrency trading, vast portfolio of investment products, and many more financial tools to enrich our users’ experience

Competition

The Cryptocurrency trading markets in which we compete are not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap and are competitive with those we offer.

We have responded to the changing market conditions with new capabilities, partnerships and offerings that are intended to position us favorably in high-growth markets for cryptocurrency.

Our ability to obtain new business and retain existing business is dependent upon our ability to offer improved strategic frameworks, better value, quicker responses, increased flexibility, superior quality, a higher level of experience, or a combination of these factors. Management believes that our lines of business are positioned to compete effectively in the cryptocurrency market based on our technology and systems expertise and management skills.

Intellectual Property, Patents, Trademarks and Trade Secrets

We rely on certain intellectual property rights which consist principally of trade secrets and know-how.  We can offer no assurance that we will be able to obtain future licenses on terms acceptable to us. We have not registered any trademarks or copyrights and there can be no assurance that we will be able to protect any trademarks and copyrights from infringement or third party claims, if any.  We have not filed for any patents on our technologies. Lastly, no assurance can be given that third parties will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Research and Development

We have not engaged in research and development activities during the last three fiscal years ended December 31, 2017.

Insurance

We do not carry any kind of product liability or other business insurance.

Legal and Administrative Proceedings

We are not a party to any material legal or administrative proceedings, and we are not aware of any threatened material legal or administrative proceedings against us.

Facilities

Our office is located at Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong. We have another office which is situated at 10th Floor, Si Toi Commercial Building, 32 Queen Street, Sheung Wan, Hong Kong.

Employees

As of December 31, 2017, we had no full-time employees as all the services rendered are outsourced.

Corporate Information

The Company's principal executive office is located at Room 1801-02, Office Tower Two, Grand Plaza, 625 Nathan Road, Mongkok, Kowloon, Hong Kong.

Item 1A.  Risk Factors.

Any of the following risks could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Form-10K. Additional risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, results of operations or the price of our common stock in the future. Past performance may not be a reliable indicator of future financial performance, and historical trends should not be used to anticipate results or trends in future periods.

•Achieving our growth objectives may prove unsuccessful. We may be unable to identify future attractive acquisitions and strategic partnerships, which may adversely affect our growth. In addition, if we are unable to consummate acquisition or other agreements we enter into or fail to achieve anticipated revenue improvements and cost reductions, our profitability may be materially and adversely affected.

•Our ability to implement solutions to incorporate new developments and improvements in technology that translate into productivity improvements for our customers and to develop service offerings that meet current and prospective customers' needs are critical to our success. The markets we serve are highly competitive. Our competitors may develop solutions or services that make our offerings obsolete. Our ability to develop and implement up to date solutions utilizing new technologies that meet evolving customer will impact our future revenues growth and earnings.

•Security breaches, cyber attacks or service interruptions could expose us to liability or impair our reputation, which could cause significant financial loss. As a provider of cryptocurrency trading platform, we store and process increasingly large amounts of sensitive data for our clients. At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems. We collect and store certain personal and financial information from customers. Security breaches could expose us to a risk of loss of this information, regulatory scrutiny, actions and penalties, extensive contractual liability litigation, reputational harm and a loss of customer confidence that could potentially have an adverse impact on future business with current and potential customers.

•Our ability to raise additional capital for future needs may impact our ability to compete in the markets we serve. Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on loans from our major shareholders and the sale of equity securities. There can be no assurance that additional funds will be available on terms acceptable to us or at all.  If adequate funds are not available, we may have to materially curtail our operations.  Any inability to raise adequate funds could have a material adverse effect on our business, results of operation and financial condition.

•Our indebtedness may adversely affect our business, financial condition and results of operations, as well as our ability to meet our payment obligations under our debt.

•Our ability to meet our payment depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that current or future borrowings will be sufficient to meet our current debt obligations and other liquidity needs.

•Our business may be adversely impacted as a result of changes in demand for our services. Current weakness in worldwide economic conditions and political uncertainty may adversely impact our customers' demand for our services in the markets in which we compete. If we are unable to compete in these highly competitive markets, our results of operations may be materially and adversely affected.

•Our business operations are subject to various and changing federal, state, local and foreign laws and regulations that could result in costs or sanctions that adversely affect our business and results of operations.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

         Our office in Hong Kong consists of approximately 400 square feet located at Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong.  This office is furnished to us by our CEO at no charge.

We have another office which is situated at 10th Floor, Si Toi Commercial Building, 32 Queen Street, Sheung Wan, Hong Kong. This office is furnished to the Company by Mr. Wai Tak Edward Lau, who was newly appointed as a director of the Company on February 7, 2018, at no charge.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         The common stock of the Company is quoted on the OTC Bulletin Board under the symbol “LTDH”.  Although our common stock is quoted on the OTC Bulletin Board, it has traded sporadically with no significant volume.  Consequently, the information provided below may not be indicative of the price of our common stock under different conditions. The high/low closing prices of our common stock were as follows for the periods below.  The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Close	Low Close
Year Ended December 31, 2017
1st Quarter	$13.00	$13.00
2nd Quarter	$13.00	$13.00
3rd Quarter	$13.00	$ 8.00
4th Quarter	$ 8.00	$ 5.10

Year Ended December 31, 2016
1st Quarter	$32.00	$ 7.00
2nd Quarter	$33.00	$18.00
3rd Quarter	$18.00	$13.00
4th Quarter	$13.00	$13.00

Effective on the opening of business on December 2, 2016, the Financial Industry Regulatory Authority (“FINRA”) granted market effectiveness to our 1:100 Reverse Stock Split. The high and low closing price for the year ended December 31, 2016 has been adjusted accordingly to reflect the Reverse Stock Split.

Holders of Common Stock

As of April 17, 2018, we had approximately 129 stockholders of record for our common stock.

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

As of April 17, 2018, the Company does not have in place any equity compensation plans.

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

Overview

          Despite the change in control of the Company in December 2015, the Company is still in the early stage of its computer software development and the operation of a cryptocurrency trading platform efforts. The following discussion summarizes the material changes in our results of operations and our financial condition for the years ended December 31, 2017 and December 31, 2016.

Operating Results

For the Years Ended December 31, 2017 and 2016

The Consolidated Statement of Operations is included in the Financial Statements attached to this annual report.  Please refer to this Consolidated Statement of Operations.

Results from Operations

Revenues.  For the years ended December 31, 2017 December 31, 2016, revenues were $8,205 and $14,436 respectively, a decrease of $6,231. The revenues for the year ended December 31, 2017 are mainly derived from advertisement development and website development whereas the revenue for the year ended December 31, 2016 was mainly generated from website design and development. Moreover, the Company is still in the early stage of development and its sales fluctuate.

With the acquisition of HKCCEX in December 2017, the Company believes that HKCCEX can bring in additional revenue when its web based trading system on cryptocurrencies is put into operation in April 2018.

Cost of Revenue. The Company’s cost of revenue decreased to $5,128 from $6,282 for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was due to the decrease in sales.

Gross Profit. For the year ended December 31, 2017, the gross profit was $3,077 compared with $8,154 for the year ended December 31, 2016. The decrease was because of the decrease in sales.

General and Administrative Expenses.   For the years ended December 31, 2017 and December 31, 2016, general and administrative expenses were $181,278 and $175,757, respectively, an increase of $5,521. The increase in such expenses was primarily attributable to the increase in professional fees.

Net Loss.  For the year ended December 31, 2017, the net loss was $(178,201) and, for the same period ended December 31, 2016, the net loss was $(167,603), an increase of $10,598.  The increase of net loss between the years was explained by the increase in general and administrative expenses and the decrease in sales as discussed above.

Liquidity and Capital Resources.  Cash and cash equivalents as of December 31, 2017 and December 31, 2016 were $50,668 and $667, respectively.  The increase can mainly be attributable by the increase in loans from related parties. Apart from this, there were no substantial movements in the funds used in operating activities as merely all the expenses of the Company were paid by Man Wah Stephen Yip and So Ka Yan on behalf of the Company.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on loans from our major shareholder and the sale of equity securities.  We financed operations by increasing the amount due to related parties to $441,197 at December 31, 2017 from $98,419 at December 31, 2016, an increase of $342,778.  The increase is due principally to professional fees and the website development costs paid by related parties on behalf of the Company for the services rendered for the year ended December 31, 2017.

Our cash flows provided by operating activities increased by $755 from $1,108 at December 31, 2016 to $1,863 at December 31, 2017, due principally to the decrease in accounts receivable of $2,949, increases in account payable of $5,128, and accrued liabilities and other payables of $ 176,313 offset by the net loss of $178,201 and depreciation expense of $1,572.

Our cash from financing activities increased by $48,679, from $(541) at December 31, 2016 to $48,138 at December 31, 2017, due principally to an increase in loans from related parties

We will require substantial additional capital to develop a market for cryptocurrency online trading platform and implement our business plan.  We plan to pursue financing from private investors and institutions in and outside the PRC.  We do not have any commitments for additional financing. Such new financing could include equity, which would likely be dilutive to our shareholders, or debt, which would likely restrict our ability to borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to the rights of our current shareholders.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at December 31, 2017.

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

Fair Value of Financial Instruments.  The carrying value of financial instruments including cash and cash equivalents, accounts receivable, account payable and accrued liabilities and other payables approximates their fair value due to the relatively short-term nature of these instruments.

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

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are recognized and carried at original invoice less an allowance for any uncollectible amounts. An estimate for doubtful account is made when collection of the full amount becomes questionable.

Foreign Currency Translation.  Living 3D Holdings, Inc. maintains its books and accounting records in United States Dollars with the United States Dollars being the functional currency. Sugar Technology Group Holdings Corporation and its wholly owned subsidiary and Hong Kong Cryptocurrency Exchange Limited maintain their books and accounting records in Hong Kong Dollars with the Hong Kong Dollars being the functional currency.

Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date.

We follow FASB ASC 830-30, “Foreign Currency Translation”, for the translation of balance sheet and income statement items into U.S. dollars. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.

Website Development Costs. The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred. Costs associated with the website consist of service fees paid to a website development company. As of December 31, 2017, $230,769 was paid to the website development company, of which $76,923 was recognized as expense and the remaining $153,846 was capitalized.

All capitalized costs associated with the website will be subject to straight-line amortization over its expected useful life of three years when the website is ready for its intended use.

The Company reviews its website development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of the website development costs may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the website development costs to the estimated undiscounted future cash flows expected to result from the use of the website development costs and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the website development costs, the Company would recognize an impairment loss based on the fair value of the website development costs.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on his evaluation as of December 31, 2017, the end of the period covered by this annual report on Form 10-K, he concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, including this annual report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

In connection with the filing of our annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on our assessment using those criteria, management believes that, as of December 31, 2017, our internal control over financial reporting is not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting; and (iii) appoint additional independent directors that can serve as members of an audit committee. The remediation efforts will be largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Man Wah Stephen Yip	38	Chairman of the Board of Directors and Chief Executive Officer
So Ka Yan	34	Secretary and Director
Sze Cheong Eric Ng	58	Chief Financial Officer, Treasurer and Director
Wai Tak Edward Lau	32	Director(1)

(1)Newly appointed on February 7, 2018

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

Wai Tak Edward Lau, Director. Mr. Edward Lau joined the Company in January 2018.  Mr. Lau is the founder and CEO of Pareto International Holding Limited and Home Medical Group where he has gained substantial experience in the sale and marketing in the business of technology and healthcare. Prior to that, he served in Li Ka Shing Foundation and has successfully curated a number of projects in Mainland China. Mr. Lau is now responsible for the marketing of the Company. Mr. Lau has over 9 years of experience in the curating and marketing of business in technology and finance and has developed well established connections in the industries through his extensive experience. Mr. Lau was graduated from the University of London with an honors degree in Law.

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

Board of Directors and Committee Meetings

Our Board of Directors held three meetings during the fiscal year ended December 31, 2017. Each of our directors attended 100% of the meetings of the Board of Directors and the committees on which they served in the fiscal year ended December 31, 2017. Our directors are expected, absent exceptional circumstances, to attend all board meetings and meetings of any committees on which they serve.

Committees of the Board of Directors

We do not have Audit, Compensation or Nominating and Governance Committees. Our full Board of Directors discharges the duties that such committees would normally have. We do not have such committees because of our stage of development and because our Board of Directors consists of only three members.  Mr. Yip is our

Chairman of the Board of Directors.

Our full Board is currently comprised of four Directors, none of whom is independent, as defined by the rules and regulations of the SEC. The four members of our Board of Directors are Man Wah Stephen Yip, So Ka Yan, Sze Cheong Eric Ng and Wai Tak Edward Lau.  The Board of Directors determined that Mr. Ng qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.  He is not independent, as noted above; however, we do not believe that independence is required at this juncture given our early stage of development.  We intend to have an independent person in this role as we grow and expand our operations.

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

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2017, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with MaloneBailey, LLP, our independent registered public accounting firm for fiscal year 2017, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant to Statement on Auditing Standards No. 114 (Communications with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board also has received the written disclosures and the letter from MaloneBailey, LLP required by Public Company Accounting Oversight Board Ethics and Independence Rules and Standards (Rule 3526. Communication with Audit Committees Concerning Independence) and has discussed with MaloneBailey, LLP any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm’s independence.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2017 to be included in this annual report on Form 10-K for the fiscal year ended December 31, 2017 for filing with the SEC.

Director Independence

The members of our Board of Directors are Man Wah Stephen Yip, So Ka Yan, Sze Cheong Eric Ng and Wai Tak Edward Lau. None of these persons is considered “independent” in accordance with Rule 5605(a)(2) of the NASDAQ Marketplace Rules.  Our common stock is currently traded on the OTC Bulletin Board, which does not require that a majority of the Board be independent.  If we ever become an issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

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

Shareholder Communications with the Board of Directors

Shareholders may communicate with the Board of Directors by writing to us as follows:  Living 3D Holdings, Inc., attention:  Corporate Secretary, Room. 1801-02, Office Tower Two, Grand Plaza, 625 Nathan Road, Mongkok, Kowloon. Hong Kong.  Shareholders who would like their submission directed to a particular member of the Board of Directors may so specify and the communication will be forwarded as appropriate.

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

Shareholder recommendations for director nominations may be submitted to the Company at the following address:  Living 3D Holdings, Inc., attention:  Corporate Secretary, Room. 1801-02, Office Tower Two, Grand Plaza, 625 Nathan Road, Mongkok, Kowloon. Hong Kong. Such recommendations will be forwarded to the Board for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and provided that they are in time for the Board to do an adequate evaluation of the candidate before the annual meeting of shareholders.  The submission must be accomplished by a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected and to cooperate with a background check.

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

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards.  A copy of our Code of Ethics and Conduct may be obtained by sending a written request to us at Living 3D Holdings, Inc., attention:  Corporate Secretary, Room 1801-02, Office Tower Two, Grand Plaza, 625 Nathan Road, Mongkok, Kowloon. Hong Kong. The Code of Ethics and Conduct is filed as an exhibit to this annual report on Form 10-K.

Item 11.  Executive Compensation.

The table below sets forth all cash compensation paid or proposed to be paid by the Company to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal years ended December 31, 2017 and 2016.

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation ($) (i)	Total ($) (j)
Man Wah Stephen Yip CEO and Chairman of the Board	2017 2016	-	-	-	-	-	-	-
		-	-	-	-	-	-	-
So Ka Yan Secretary and Director	2017 2016	-	-	-	-	-	-	-
		-	-	-	-	-	-	-
Sze Cheong Eric Ng CFO, and Director	2017 2016	-	-	-	-	-	-	-
		-	-	-	-	-	-	-

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

Outstanding Equity Awards at Fiscal Year-End

The Company did not issue any options or stock awards to any of our officers, directors or employees in 2017 and 2016.

Stock Option Plan

Our board of directors has not adopted a stock option plan.

Compensation of Directors

In 2017, our directors received no compensation for serving as members of our Board of Directors.

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

The table above indicates that no options were granted to directors and officers in fiscal 2017.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our common stock beneficially owned on April 17, 2018 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.  Unless otherwise indicated, each person in the table has sole voting and investment power with respect to the shares shown.  The table assumes a total of 70,697,043 shares of our common stock outstanding as of April 17, 2018.

Name and address of beneficial owner	Amount and nature of beneficial ownership(3)	Percent of common stock(4)
Man Wah Stephen Yip, CEO and Director(1)(2)	50,478,239	71.40%
So Ka Yan, Secretary and Director(1)(2)	50,478,239	71.40%
Sze Cheong Eric Ng, CFO and Director	0	0%
Wai Tak Edward Lau, Director(1)(5)	537,800	0.76%

All executives officers and directors as a group (four persons)(2)	51,016,039	72.16%
No other shareholders known to be the beneficial owner of 5% or more of our common stock.

(1)The address of these persons is Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong

(2)Man Wah Stephen Yip and So Ka Yan are husband and wife. Man Wah Stephen Yip is deemed to own the same shares which are beneficially owned by So Ka Yan.

(3)The foregoing beneficial owners hold investment and voting power in their shares.

(4)The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the beneficial owner that are exercisable within sixty days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding and (Z) the number of warrants and options of the beneficial owner that are exercisable within sixty days as the denominator.

(5)Newly appointed on February 7, 2018.

Change of Control

None

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

During the year ended December 31, 2017, Man Wah Stephen Yip and So Ka Yan paid expenses in the amount of $40,924 and 101,152, respectively, on behalf of the Company and So Ka Yan paid website development costs in the amount of $153,846 on behalf of the Company to support the Company’s operations. The Company had obtained advances of $93,346 from So Ka Yan and repaid $46,490 to So Ka Yan during the year ended December 31, 2017. The amounts due to Man Wah Stephen Yip and So Ka Yan are unsecured, bear no interest and are repayable on demand.

The Company’s office in Hong Kong consists of approximately 400 square feet located at Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong. This office is furnished to the Company by the CEO at no charge.

The Company has another office which is situated at 10th Floor, Si Toi Commercial Building, 32 Queen Street, Sheung Wan, Hong Kong. This office is furnished to the Company by Mr. Wai Tak Edward Lau who was newly appointed a director of the Company on February 7, 2018 at no charge.

On December 4, 2017, the Company entered into a share acquisition and exchange agreement (the "Share

Acquisition and Exchange") with HKCCEX, a company incorporated in the Hong Kong Special Administrative Region.  Under the Share Acquisition and Exchange, the Company issued an aggregate of 40,000,000 shares of its common stock at par value of $0.001 each to the sole shareholder of HKCCEX in exchange for all of the issued and outstanding stock of HKCCEX.  The Share Acquisition and Exchange was closed on December 28, 2017.  Ms. So Ka Yan was the sole shareholder and director of HKCCEX and owned a 100% interest in HKCCEX.

Item 14.  Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by MaloneBailey, LLP for professional services for the fiscal years ended December 31, 2017 and December 31, 2016:

Fee Category:	Fiscal 2017 Fees	Fiscal 2016 Fees
Audit Fees	$28,500	$20,000
Audit-Related Fees	5,500	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$34,000	$20,000

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

All Other Fees. All other fees consist of fees for products and services other than the services reported above. In fiscal 2017 and 2016, there were no fees related to this category.

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

The audit report of MaloneBailey, LLP on the financial statements of the Company for the year ended December 31, 2017 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding the Company's ability to continue as a going concern.  The audit report for the year ended December 31, 2016 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

During our fiscal years ended December 31, 2017 and 2016, there were no disagreements with MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to MaloneBailey, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2017 and 2016, there were no reportable events (as described in Item 304(a) (1) (v) of Regulation S-K).

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

32

Certification of Man Wah Stephen Yip, Chief Executive Officer and Sze Cheong Eric Ng, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith.
99.1	Audited Financial Statements of Living 3D Holdings, Inc. as of December 31, 2017 and 2016.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Calculation Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.	Filed herewith.

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

LIVING 3D HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Index to Consolidated Financial Statements

Page (s)
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheets - December 31, 2017 and 2016	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016	F-3

Consolidated Statements of Changes in Shareholders’ Deficit for the Years Ended December 31, 2017 and 2016	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016	F-5

Notes to Consolidated Financial Statements	F-6 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Living 3D Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Living 3D Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2011.

Houston, Texas

April 17, 2018

Living 3D Holdings, Inc. Consolidated Balance Sheets (Stated in US dollars)

	December 31, 2017	December 31, 2016
		(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$50,668	$667
Accounts receivable	7,257	4,308
Total Current Assets	57,925	4,975
Website development costs	153,846	-
Property and equipment, net	2,097	3,669
TOTAL ASSETS	$213,868	$8,644

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current Liabilities
Account payable	$5,128	$-
Accrued liabilities and other payables	184,069	149,832
Due to related parties	441,197	98,419
Total Current Liabilities	630,394	248,251
TOTAL LIABILITIES	$630,394	$248,251

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $0.001 par value, 290,000,000 shares authorized, 70,697,043 shares and 697,043 shares issued and outstanding at December 31, 2017 and 2016, respectively (*)	70,697	697
Additional paid-in capital	(69,215)	(497)
Accumulated deficit	(418,008)	(239,807)
TOTAL SHAREHOLDERS’ DEFICIT	(416,526)	(239,607)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$213,868	$8,644

The accompanying notes are an integral part of these consolidated financial statements

(*) The Company has effected a 1:100 reverse stock split on December 2, 2016. All share and per share data in this report has been retroactively restated to reflect the reverse stock split.

Living 3D Holdings, Inc. Consolidated Statements of Operations (Stated in US dollars)

	For The Years Ended December 31,
	2017	2016
		(As Restated)

Revenues	$8,205	$14,436
Cost of Revenues	5,128	6,282
Gross Profit	3,077	8,154

Operating Expenses
General and administrative expenses	(181,278)	(175,757)
Total Operating Expenses	(181,278)	(175,757)

Net Loss	$(178,201)	$(167,603)

Basic and Diluted Loss per Common Share	(0.01)	(0.24)
Weighted Average Common Shares; Basic and Diluted (*)	30,697,043	697,043

The accompanying notes are an integral part of these consolidated financial statements

(*) The Company has effected a 1:100 reverse stock split on December 2, 2016. All share and per share data in this report has been retroactively restated to reflect the reverse stock split.

Living 3D Holdings, Inc. Consolidated Statements of Changes in Shareholders’ Deficit (Stated in US dollars)
	Common Stock (*)		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance as of December 31, 2015	697,043	$697	$(597)	$(72,204)	$(72,104)

Contributed capital of subsidiary	-	-	100	-	100

Net loss for the year	-	-	-	(167,603)	(167,603)

Balance as of December 31, 2016 (As Restated)	697,043	$697	$(497)	$(239,807)	$(239,607)

Issuance of common stock in connection with acquisition of subsidiaries	70,000,000	70,000	(70,000)	-	-

Contributed capital of subsidiary	-	-	1,282	-	1,282

Net loss for the year	-	-	-	(178,201)	(178,201)

Balance as of December 31, 2017	70,697,043	$70,697	$(69,215)	$(418,008)	$(416,526)

The accompanying notes are an integral part of these consolidated financial statements

(*) The Company has effected a 1:100 reverse stock split on December 2, 2016. All share and per share data in this report has been retroactively restated to reflect the reverse stock split.

Living 3D Holdings, Inc. Consolidated Statements of Cash Flows (Stated in US dollars)
	For The Years Ended December 31,
	2017	2016
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(178,201)	$(167,603)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,572	1,049
Changes in operating assets and liabilities
Accounts receivable	(2,949)	(4,308)
Accrued liabilities and other payables	176,313	171,970
Account payable	5,128	-
CASH PROVIDED BY OPERATING ACTIVITIES	1,863	1,108
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	(46,490)	(641)
Proceed from related party	93,346	-
Capital contribution of subsidiary	1,282	100
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	48,138	(541)

NET INCREASE IN CASH AND CASH EQUIVALENTS	50,001	567
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$667	$100
CASH AND CASH EQUIVALENTS AT END OF YEAR	$50,668	$667

NON-CASH TRANSACTIONS
Purchase of property and equipment paid by related party	$-	$4,718
Operating expenses paid by related parties	$142,076	$91,314
Issuance of common stock in connection with acquisition of subsidiary	$70,000	$-
Website development costs paid by related party	$153,846	$-
Supplementary Disclosure for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

LIVING 3D HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

Living 3D Holdings, Inc. (“we”, “our”, the “Company”) is a Nevada corporation.

On November 30, 2015, Jimmy Kent-Lam Wong, the Company's former CEO, former director and principal shareholder, entered into a stock purchase agreement to sell 54.35% of the Company's outstanding shares, or 37,883,841 shares, of common stock, to Man Wah Stephen Yip. Simultaneously, Living 3D Holdings, Inc. entered into a shares sale and purchase agreement with Jimmy Kent-Lam Wong, pursuant to which the Company agreed to sell its entire ownership interest in all the Company’s subsidiaries as of September 30, 2015, namely Living 3D (Hong Kong) Limited, 3D Capital Holdings Inc. Columbia College Hollywood International Limited and Living 3D Technology Group Limited to Jimmy Kent-Lam Wong for a total consideration of $100 effective October 1, 2015.

On December 30, 2016, the Company entered into a share acquisition and exchange agreement (the "Share Acquisition and Exchange I") with Sugar Technology Group Holdings Corporation, a company incorporated in the British Virgin Islands (the “BVI”) on February 26, 2016 and has a wholly owned subsidiary, XYZMILL.COM Limited, which was incorporated on May 9, 2016. Sugar Technology Group Holdings Corporation and its subsidiary are collectively referred as Sugar. Under the Share Acquisition and Exchange I, the Company will issue an aggregate of 30,000,000 shares of its common stock at par value of $0.001 each to all of the shareholders of Sugar in exchange for all of the issued and outstanding stock of Sugar. The Share Acquisition and Exchange I was closed on January 5, 2017 and the 30,000,000 shares of the Company’s common stock were issued on January 4, 2017. As a result of the Share Acquisition and Exchange I, Sugar became the Company’s wholly-owned subsidiary. The acquisition of Sugar by the Company has been accounted for as business combination between entities under common control since the Company and Sugar are controlled by the same group of shareholders before and after the reorganization.

As a result, the Company accounted for the operations of Sugar on a retrospective basis in the Company’s consolidated financial statements from the inception date of Sugar on February 26, 2016. Accordingly, the consolidated balance sheet as of December 31, 2016, the consolidated statement of operations, the consolidated statement of changes in shareholders’ deficit and the consolidated statement of cash flows for the year ended December 31, 2016 have been retrospectively stated in this report to reflect Sugar’s accounts at their historical amount as of those dates.

Sugar is engaged in computer software development with major operations in Hong Kong and Mainland China. The Company focuses on the research and development of e-commerce platform, mobile game and virtual reality application. The e-commerce platform seeks to integrate web application with product manufacturing which will increase the productivity and efficiency of the operation. Along with the ever-increasing usage of the internet, our O2O e-commerce platform is expected to bring in more business opportunities to the manufacturer.

With a view of diversifying its existing business, the Company has entered another share acquisition and exchange agreement (the "Share Acquisition and Exchange II") on December 4, 2017 with Hong Kong Cryptocurrency Exchange Limited (the “HKCCEX”), a company incorporated in Hong Kong Special Administrative Region on April 19, 2017. Under the Share Acquisition and Exchange II, the Company will issue an aggregate of 40,000,000 shares of its common stock at par value of $0.001 each to the shareholder of HKCCEX in exchange for all of the issued and outstanding stock of HKCCEX. The Share Acquisition and Exchange II was closed on December 28, 2017 and the 40,000,000 shares of the Company’s common stock were issued on the same day. As a result of the Share Acquisition and Exchange II, HKCCEX became the Company’s wholly-owned subsidiary. The acquisition of HKCCEX by the Company has been accounted for as business combination between entities under common control since the Company and HKCCEX are controlled by the same group of shareholders before and after the reorganization.

The Company, through its subsidiary, HKCCEX, a FinTech company, focuses on developing no-frills software solution that facilitate the wide spread adoption of cutting edge technological ideas.

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

 A. BASIS OF PREPARATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

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

D. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, account payable and accrued liabilities and other payables approximates their fair value due to the relatively short-term nature of these instruments.

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

E. REVENUE RECOGNITION

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer, including factors such as when persuasive evidence of an arrangement exists, delivery or service has performed, the sales price is fixed and determinable, and collectability is probable. The Company recognizes sales when the merchandise is shipped, title has been passed to the customers or service is provided, and collectability is reasonably assured.

F. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful account is made when collection of the full amount becomes questionable.

G. WEBSITE DEVELOPMENT COSTS

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred. Costs associated with the website consist of service fees paid to a website development company. As of December 31, 2017, $230,769 was paid to the website development company, of which $76,923 was recognized as expense and the remaining $153,846 was capitalized.

All capitalized costs associated with the website will be subject to straight-line amortization over its expected useful life of three years when the website is ready for its intended use.

The Company reviews its website development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of the website development costs may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the website development costs to the estimated undiscounted future cash flows expected to result from the use of the website development costs and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the website development costs, the Company would recognize an impairment loss based on the fair value of the website development costs.

H. PROPERTY AND EQUIPMENT

(a)Measurement

The Company’s property and equipment consists primarily of a motor vehicle and is initially recognized at cost and subsequently carried at cost less accumulated depreciation and accumulated impairment losses.

(b)Depreciation

Depreciation of motor vehicle is calculated using the straight-line method to allocate its depreciable amount over its estimated useful life of three years

I. FOREIGN CURRENCY TRANSLATION

The accompanying consolidated financial statements are presented in United Stated Dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of Sugar and HKCCEX is the Hong Kong Dollar (“HKD”). For financial reporting purposes, the financial statements of Sugar and HKCCEX which are prepared in Hong Kong Dollar are translated into United States Dollars. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in the owners' equity.

The exchange rates used for the foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Years ended December 31, 2017 and 2016	7.8	7.8

We follow FASB ASC 830-30, “Foreign Currency Translation”, for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars. The Hong Kong Monetary Authority (“HKMA”), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983. The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of USD$1: HKD7.8. In fact, the exchange rate for HKD to US dollars has varied by very little during 2017 and 2016. Thus, the consistent exchange rate used has been 7.80 HKD per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss

J. INCOME TAXES

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

K. RELATED PARTIES

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

L. IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.

M. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The new standard will be effective for the Company beginning January 1, 2018, with early adoption permitted. The Company adopted the new revenue guidance effective January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company elected adopting the standard using the fully retrospective method to restate prior reporting period presented. The Company has identified its revenue streams and assessed each for the impacts. The Company expects the adoption of Topic 606 will not have a material impact in the timing or amount of revenue recognized under the new standard.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach.

The standard will be effective for the Company beginning January 1, 2019, with early adoption permitted. The Company plans to adopt the standard effective January 1, 2019. The Company does not expect adoption will have a material impact on the Company’s consolidated balance sheets and consolidated statements of operations.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. The Company has a working capital deficit of $572,469 as of December 31, 2017 and has generated limited cash flows from operations for the year ended December 31, 2017. The Company suffered recurring losses from operations. The Company is primarily funded by its Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

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

So Ka Yan, the Company’s Secretary, a director, principal shareholder and the wife of Man Wah Stephen Yip;

Due to Related Parties

Due to related parties consists of the following:

	Man Wah Stephen Yip	So Ka Yan	Total

Balance at December 31, 2015	$3,028	$-	$3,028
Expenses paid on behalf of the Company	79,468	11,846	91,314
Purchase of property and equipment on behalf of the Company	-	4,718	4,718
Less: Repayment received from the Company	-	(641)	(641)

Balance at December 31, 2016 (As Restated)	$82,496	$15,923	$98,419
Expenses paid on behalf of the Company	40,924	101,152	142,076
Website development costs paid on behalf of the Company	-	153,846	153,846
Advances to the Company	-	93,346	93,346
Less: Repayment received from the Company	-	(46,490)	(46,490)
Balance at December 31, 2017	$123,420	$317,777	$441,197

The amounts due to related parties represent expenses paid on behalf and advances received to support the operation of the Company. They are unsecured, bear no interest and are repayable on demand.

Office Furnished by Related Party

The Company’s office in Hong Kong consists of approximately 400 square feet located at Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong. This office is furnished to the Company by the CEO at no charge.

The Company has another office which is situated at 10th Floor, Si Toi Commercial Building, 32 Queen Street, Sheung Wan, Hong Kong. This office is furnished to the Company by Mr. Wai Tak Edward Lau, who was newly appointed as a director of the Company on February 7, 2018, at no charge.

Service Provided by Related Party

Harris Yeung, a personal assistant of CEO, provided non-compensated book keeping service to the Company during the year ended December 31, 2017 and 2016.

NOTE 5 – CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the year ended December 31, 2017, customer A and B accounted for 64% and 36% of the Company’s total revenues, respectively. For the year ended December 31, 2016, customers C and D accounted for 70% and 30% of the Company’s total revenues, respectively.

At December 31, 2017, customers B and D accounted for 41% and 59% of the Company’s total outstanding accounts receivable, respectively. At December 31, 2016, the customer D accounted for 100% of accounts receivable.

For the year ended December 31, 2017, subcontractor A accounted for 100% of the Company’s cost of revenues. For the year ended December 31, 2016, subcontractor B accounted for 100% of the Company’s cost of revenues.

At December 31, 2017, subcontractor A accounted for 100% of the Company’s account payable. There was no balance of account payable as of December 31, 2016.

NOTE 6 – INCOME TAXES

Living 3D Holdings, Inc. is incorporated in the State of Nevada, United States and is subject to US Corporate

Income Tax (“CIT”) on the taxable income in accordance with the relevant US income tax laws. No provision for income taxes in the US has been made as the Company had no US taxable income for the years ended December 31, 2017 and 2016.

Sugar Technology Group Holdings Corporation is registered in the BVI and under the current laws of the BVI is not subject to income taxes.

XYZMILL.COM Limited is registered in Hong Kong and Hong Kong profits tax is calculated at 16.5% of the estimated assessable profit for the year.

No provision for income taxes has been made as XYZMILL.COM Limited has suffered losses from inception of May 9, 2016 through December 31, 2017.

Hong Kong Cryptocurrency Exchange Limited is registered in Hong Kong and Hong Kong profits tax is calculated at 16.5% of the estimated assessable profit for the year.

No provision for income taxes has been made as Hong Kong Cryptocurrency Exchange Limited suffered loss from inception of April 19, 2017 through December 31, 2017.

As of December 31, 2017 and 2016, the Company has deferred tax asset of $2,937 and $1,192, respectively, arising from net operating loss from XYZMILL.COM Limited. Net operating loss carry forward amounted to $26,195 and $9,573 for the years ended December 31, 2017 and 2016, respectively. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management believes that the net loss is significant negative evidence that deferred tax assets would not be realizable. Therefore, the deferred tax asset is covered by a full valuation allowance.

A reconciliation of the income tax computed at the U.S. statutory rate and the Company's provision for income tax is as follows:

	For the year ended December 31,
	2017	2016
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0%)	(34.0%)
Hong Kong corporate income tax rate	16.5%	16.5%
Effect of expenses not deductible for tax purposes	(8.2%)	0.0%
Effect of valuation allowance on deferred income tax assets	(1.7%)	(0.7%)
Effect of income tax difference under different tax jurisdictions	(6.6%)	(15.8%)
Provision for income tax	0.0%	0.0%

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes. The provision clarify the accounting for uncertainty in income taxes recognized in an Enterprise's financial statements in accordance with the standard "Accounting for Income Taxes,", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of Accounting for Uncertainty in Income Taxes also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “2017 Act”) was signed into law. The 2017 Act significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The 2017 Act also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations, subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

The Company has suffered recurring losses from operations and retained an accumulated deficit of $418,008 as of December 31, 2017, therefore did not recognize any one-time transition tax. The actual impact of the 2017 Act on the Company may differ from management’s estimates, and management may update its judgments based on its continuing evaluation and on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

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

On January 4, 2017 and December 28, 2017 the Company issued an aggregate of 30,000,000 and 40,000,000 shares of its common stock at par value of $0.001 each to all of the shareholders of Sugar and HKCCEX, respectively, in exchange for all of the issued and outstanding stock of Sugar and HKCCEX. The shares were recorded at par value with a decrease to additional paid-in capital of $30,000 and $40,000, respectively, as the transactions were accounted for as business combination between entities under common control.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVING 3D HOLDINGS, INC.

Date: April 17, 2018	/s/ Man Wah Stephen Yip Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2018	/s/ Man Wah Stephen Yip Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

Date: April 17, 2018	/s/ Sze Cheong Eric Ng Name: Sze Cheong Eric Ng Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.