Form 10-Q
period 2018-03-31
LIVING 3D HOLDINGS, INC.
filed 2018-05-15
CIK 93205

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2018
Common Stock, $.001 par value	70,697,043

Living 3D Holdings, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$23,729	$50,668
Accounts receivable	2,564	7,257
Prepaid expense and other receivable	12,029	-
Total Current Assets	38,322	57,925
Website development costs, net	141,026	153,846
Property and equipment, net	1,704	2,097
TOTAL ASSETS	$181,052	$213,868

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current Liabilities
Account payable	$5,128	$5,128
Accrued liabilities and other payables	185,207	184,069
Due to related parties	438,149	441,197
Total Current Liabilities	628,484	630,394
TOTAL LIABILITIES	$628,484	$630,394

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	$-	$-
Common stock, $0.001 par value, 290,000,000 shares authorized, 70,697,043 shares issued and outstanding at March 31, 2018 and December 31, 2017	70,697	70,697
Additional paid-in capital	(69,215)	(69,215)
Accumulated deficit	(448,914)	(418,008)
TOTAL SHAREHOLDERS’ DEFICIT	(447,432)	(416,526)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$181,052	$213,868
The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Operations
(Stated in US dollars) (Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenue	$2,564	$5,256
Cost of Revenue	-	5,128
Gross Profit	2,564	128

Operating Expenses
General and administrative expenses	33,470	24,487
Total Operating Expenses	33,470	24,487

Net Loss	$(30,906)	$(24,359)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Weighted Average Common Shares; Basic and Diluted	70,697,043	29,363,710

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statement of Changes in Shareholders’ Deficit
(Stated in US dollars) (Unaudited)
	Common Stock		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance as of December 31, 2017	70,697,043	$70,697	$(69,215)	$(418,008)	$(416,526)
Net loss for the period	-	-	-	(30,906)	(30,906)

Balance as of March 31, 2018	70,697,043	$70,697	$(69,215)	$(448,914)	$(447,432)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars) (Unaudited)
	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,906)	$(24,359)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expenses	13,213	392
Changes in operating assets and liabilities
Accounts receivable	4,693	-
Prepaid expense and other receivable	(29)	-
Accrued liabilities and other payables	18,859	24,004
Account payable	-	5,128
CASH PROVIDED BY OPERATING ACTIVITIES	5,830	5,165
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to related party	(88,148)	-
Proceeds from related party	55,379	-
CASH USED IN FINANCING ACTIVITIES	(32,769)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,939)	5,165
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$50,668	$667
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,729	$5,832

NON-CASH TRANSACTIONS
Prepaid expense paid by related party	$12,000	$-
Operating expenses paid by related parties	$17,721	$21,686
Issuance of common stock in connection with acquisition of subsidiary	$-	$30,000
Supplementary Disclosure for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
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

Certain information and footnote disclosures normally included in financial statements prepared in conjunction with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest annual report on Form 10-K filed with the SEC. The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2017, as reported in the Form 10-K for the fiscal year ended December 31, 2017, have been omitted.

B. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

On January 1, 2018, the Company adopted the new revenue guidance using the full retrospective method to restate prior reporting period presented. The Company has identified its revenue streams and assessed each for the impacts. The adoption did not have any impact on the Company's consolidated financial statements and as a result, no changes were made to prior reporting periods presented.

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. The Company has a working capital deficit of $590,162 as of March 31, 2018 and has limited cash flow from operations for the three months ended March 31, 2018. The Company suffered recurring losses from operations. The Company is primarily funded by its Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

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

Wai Tak Edward Lau, the Company’s director;

Due to Related Parties

Due to related parties consists of the following:

	Man Wah Stephen Yip	So Ka Yan	Total
Balance at December 31, 2017	$ 123,420	$ 317,777	$ 441,197

Expenses paid on behalf of the Company	12,749	4,972	17,721
Prepaid expense paid on behalf of the Company	12,000	-	12,000
Advances to the Company	-	55,379	55,379
Less: Repayments received from the Company	-	(88,148)	(88,148)
Balance at March 31, 2018	$ 148,169	$ 289,980	$ 438,149

The amounts due to related parties represent expenses and prepaid expense paid on behalf and advances received to support the operation of the Company. They are unsecured, bear no interest and are repayable on demand.

Office Furnished by Related Party

The Company’s office in Hong Kong consists of approximately 400 square feet located at Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong. This office is furnished to the Company by the CEO at no charge.

The Company has another office which is situated at 10th Floor, Si Toi Commercial Building, 32 Queen Street, Sheung Wan, Hong Kong. This office is furnished to the Company by Wai Tak Edward Lau, who was newly appointed as a director of the Company on February 7, 2018, at no charge.

Service Provided by Related Party

Harris Yeung, a personal assistant of CEO, provided non-compensated book keeping service to the Company during the three months ended March 31, 2018 and for the year ended December 31, 2017.

NOTE 5 – CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2018 and 2017, one customer accounted for 100% of total revenue.

At March 31, 2018, customer B accounted for 100% of the accounts receivable. At December 31, 2017, customer B and D accounted for 41% and 59% of the accounts receivable, respectively.

For the three months ended March 31, 2018, the Company did not incur any cost of revenue. For the three months ended March 31, 2017, all the cost of revenue is related to fees paid to one subcontractor.

At March 31, 2018 and December 31, 2017, the same subcontractor accounted for 100% of account payable.

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

Overview

Living 3D Holdings, Inc. is a FinTech company with focus on developing no-frills software solutions that facilitate the wide spread adoption of cutting edge technological ideas. Our flagship product is a B2B cryptocurrency web based trading system featuring newsfeed, live quote, integrated CRM, agent management and accounting system. This web based trading system is then customized and provided to companies with previous experience in the financial, trading or similar fields allowing them to capture a new and existing market with minimum change to their current Modus Operandi. These companies have user right to the customized web based trading system, which allow their end-customers to trade cryptocurrencies as registered users. These companies mainly reside in Hong Kong and Singapore with many operating online with target pockets in the global market. We provide technical support to ensure that our web based trading system and customers work within the confines of their respective legal system, and we are very sensitive to any reaction of the legal system as a whole with regards to the regulation of cryptocurrencies. We provide our web based trading system with AML and KYC compliance support which we deem as an inalienable part of the web based trading system and management protocol, and we conduct thorough training sessions with our customers to ensure compliance and also the documentation and consequences of non-compliance.

Recent Development.  On December 4, 2017, the Company entered into a share acquisition and exchange agreement (the "Share Acquisition and Exchange II") with HKCCEX, a company incorporated in the Hong Kong Special Administrative Region.  Under the Share Acquisition and Exchange II, the Company issued an aggregate of 40,000,000 shares of its common stock at par value of $0.001 each to the sole shareholder of HKCCEX in exchange for all of the issued and outstanding stock of HKCCEX.  The Share Acquisition and Exchange II was closed on December 28, 2017. As a result of the Share Acquisition and Exchange II, HKCCEX became the Company’s wholly-owned subsidiary.

The Company, through its subsidiary, HKCCEX, a FinTech company, focuses on developing no-frills software solution that facilitate the wide spread adoption of cutting edge technological ideas.

The following discussion summarizes the material changes in our results of operations and our financial condition for the three months ended March 31, 2018 and March 31, 2017. The Consolidated Statements of Operations is included in the Financial Statements attached to this report. Please refer to the Consolidated Statements of Operations.

Results of Operations for the three months ended March 31, 2018 and 2017

Results from Operations

Revenue.  For the three months ended March 31, 2018 and 2017, revenues were $2,564 and $5,256 respectively, a decrease of $2,692. The decrease in revenue was attributable to the decrease in sales. The Company is still in the early stage of development and its sales fluctuate. With the acquisition of HKCCEX in December 2017, the Company believes that HKCCEX can bring in additional revenue when its web based trading system on cryptocurrencies is put into operation in April 2018.

Cost of Revenue. The Company incurred no cost of revenue for the three months ended March 31, 2018. The cost of revenue for March 31, 2017 was $5,128 and represented fee paid to subcontractor. There was no such cost of revenue for the three months ended March 31, 2018.

Gross Profit. For the three months ended March 31, 2018, the gross profit was $2,564 compared with $128 for the same period in 2017. The increase was because of the decrease in cost of revenue.

General and Administrative Expenses.   For the three months ended March 31, 2018 and 2017, general and administrative expenses were $33,470 and $24,487, respectively, an increase of $8,983. The increase in such expenses was primarily attributable to the increase in the amortization of our web based trading system in cryptocurrencies. The web based trading system is to be amortized over a period of three years on a straight-line method, starting from January 2018 when it is ready for use but not put into use yet. No such expense was incurred for the period of March 31, 2017.

Net Loss.  For the three months ended March 31, 2018, the net loss was $(30,906) and, for the same period ended March 31, 2017, the net loss was $(24,359), an increase of $6,547. The increase of net loss between the periods was explained by the increase in general and administrative expenses as discussed above.

Liquidity and Capital Resources.  Cash and cash equivalents as of March 31, 2018 and December 31, 2017 were $23,729 and $50,668 respectively. The decrease was mainly attributable by the repayments to related party. There were no substantial movements in the funds used in operating activities as merely all the expenses of the Company were paid by Man Wah Stephen Yip and So Ka Yan on behalf of the Company.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on loans from our major shareholder and the sale of equity securities.

Our cash flows provided by operating activities increased by $665 from $5,165 at March 31, 2017 to $5,830 at March 31, 2018, due principally to the decrease in accounts receivable of $4,693, and an increase in accrued liabilities and other payables of $ 18,859 offset by the net loss of $30,906 and depreciation and amortization expenses of $13,213.

Our cash flows used in financing activities increased by $32,769, from $0 at March 31, 2017 to $32,769 at March 31, 2018, due principally to an increase in repayments to related party of $88,148 offset by the increase in proceeds from related party of $55,379.

We will require substantial additional capital to develop a market for web based trading system in cryptocurrencies and implement our business plan.  We plan to pursue financing from private investors and institutions in and outside the PRC.  We do not have any commitments for additional financing. Such new financing could include equity, which would likely be dilutive to our shareholders, or debt, which would likely restrict our ability to borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to the rights of our current shareholders.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2018.

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

Fair Value of Financial Instruments.  The carrying amounts of financial instruments, including cash, other receivables, accounts payable and accrued liabilities and other payables, approximates their fair value due to the relatively short-term nature of these instruments.

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

Foreign Currency Translation. The reporting currency of the Company is the USD. The functional currency of Sugar and HKCCEX is the Hong Kong Dollar (“HKD”). For financial reporting purposes, the financial statements of Sugar and HKCCEX which are prepared in Hong Kong Dollar are translated into United States Dollars. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in the owners' equity

We follow FASB ASC 80-30, "Foreign Currency Translation", for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars.  Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in shareholders' equity.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect, such controls.

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

LIVING 3D HOLDINGS, INC.

Date: May 15, 2018	/s/ Man Wah Stephen Yip Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

Date: May 15, 2018	/s/ Sze Cheong Eric Ng Name: Sze Cheong Eric Ng Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.