Form 10-Q
period 2018-06-30
LIVING 3D HOLDINGS, INC.
filed 2018-08-14
CIK 93205

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2018
Common Stock, $.001 par value	70,697,043

Living 3D Holdings, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,968	$50,668
Accounts receivable	3,024	7,257
Prepaid expense and other receivable	29	-
Total Current Assets	6,021	57,925
Website development costs, net	128,205	153,846
Property and equipment, net	1,310	2,097
TOTAL ASSETS	$135,536	$213,868

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current Liabilities
Account payable	$5,128	$5,128
Accrued liabilities and other payables	189,695	184,069
Due to related parties	424,901	441,197
Total Current Liabilities	619,724	630,394
TOTAL LIABILITIES	$619,724	$630,394

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	$-	$-
Common stock, $0.001 par value, 290,000,000 shares authorized, 70,697,043 shares issued and outstanding at June 30, 2018 and December 31, 2017	70,697	70,697
Additional paid-in capital	(69,215)	(69,215)
Accumulated deficit	(485,670)	(418,008)
TOTAL SHAREHOLDERS’ DEFICIT	(484,188)	(416,526)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$135,536	$213,868
The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc. Consolidated Statements of Operations (Stated in US dollars) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
		(As Restated)		(As Restated)

Revenue	$460	$1,282	$3,024	$6,538
Cost of Revenue	16,132	-	16,132	5,128
Gross Profit (Loss)	(15,672)	1,282	(13,108)	1,410

Operating Expenses
General and administrative expenses	21,084	57,817	54,554	82,304
Total Operating Expenses	21,084	57,817	54,554	82,304

Net Loss	$(36,756)	$(56,535)	$(67,662)	$(80,894)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Shares; Basic and Diluted	70,697,043	30,697,043	70,697,043	30,034,060

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statement of Changes in Shareholders’ Deficit
(Stated in US dollars)
(Unaudited)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit

Balance as of December 31, 2017	70,697,043	$70,697	$(69,215)	$(418,008)	$(416,526)
Net loss for the period	-	-	-	(67,662)	(67,662)

Balance as of June 30, 2018	70,697,043	$70,697	$(69,215)	$(485,670)	$(484,188)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars) (Unaudited)
	For the Six Months Ended June 30,
	2018	2017
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(67,662)	$(80,894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expenses	26,428	786
Changes in operating assets and liabilities
Accounts receivable	4,233	(1,282)
Prepaid expense and other receivable	(29)	-
Accrued liabilities and other payables	41,659	78,108
Account payable	-	5,128
CASH PROVIDED BY OPERATING ACTIVITIES	4,629	1,846
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to related party	(116,772)	(2,000)
Proceeds from related party	64,443	-
Capital contribution of subsidiary	-	1,282
CASH USED IN FINANCING ACTIVITIES	(52,329)	(718)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,700)	1,128
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$50,668	$667
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,968	$1,795

NON-CASH TRANSACTIONS
Operating expenses paid by related parties	$36,033	$65,922
Website development costs paid by related party	$-	$38,462
Issuance of common stock in connection with acquisition of subsidiary	$-	$30,000
Supplementary Disclosure for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
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

As a result, the Company accounted for the operations of HKCCEX on a retrospective basis in the Company’s consolidated financial statements from the inception date of HKCCEX on April 19, 2017. Accordingly, the consolidated statement of operations for the three and six months ended June 30, 2017 and the consolidated statement of cash flows for the six months ended June 30, 2017 have been retrospectively stated in this report to reflect HKCCEX’s accounts at their historical amount as of those dates.

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

Certain information and footnote disclosures normally included in financial statements prepared in conjunction with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest annual report on Form 10-K filed with the SEC. The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the Form 10-K for the fiscal year ended December 31, 2017, have been omitted.

B. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company accounts for revenue arising from contracts with customers in accordance with Accounting Standards Update (ASU or Update) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which was adopted on January 1, 2018 using the full retrospective method. The adoption of ASC 606 did not impact the Company’s previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price, which is allocated to the respective performance obligation, when the performance obligation is satisfied.

Generally, the Company has two revenue streams from its operations. 1) Revenue derived from the provision of website, game or advertising design services which is recognized at a point in time when the services have been delivered and the customer has obtained control of promised services. 2) Revenue derived from the contracts with customers to grant the right to use the web base trading system of cryptocurrency in exchange for the commission based on the trading transactions of the end users which is recognized at a point in time when the cryptocurrency trading transactions occur.

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. The Company has a working capital deficit of $613,703 as of June 30, 2018 and has limited cash flow from operations for the six months ended June 30, 2018. The Company suffered recurring losses from operations. The Company is primarily funded by its Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

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

Wai Tak Edward Lau, the Company’s director;

Due to Related Parties

Due to related parties consists of the following:

	Man Wah Stephen Yip	So Ka Yan	Total
Balance at December 31, 2017	$ 123,420	$ 317,777	$ 441,197

Expenses paid on behalf of the Company	24,749	11,284	36,033
Advances to the Company	-	64,443	64,443
Less: Repayments received from the Company	-	(116,772)	(116,772)
Balance at June 30, 2018	$ 148,169	$ 276,732	$ 424,901

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

Service Provided by Related Party

Harris Yeung, a personal assistant of CEO, provided non-compensated book keeping service to the Company during the six months ended June 30, 2018 and for the year ended December 31, 2017.

NOTE 5 – CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the six months ended June 30, 2018, customer B and E accounted for 85% and 15% of the total revenue, respectively.

For the six months ended June 30, 2017, customer A and B accounted for 80% and 20% of the total revenue, respectively.

At June 30, 2018, customer B and E accounted for 85% and 15 % of the accounts receivable, respectively. At December 31, 2017, customer B and D accounted for 41% and 59% of the accounts receivable, respectively.

For the six months ended June 30, 2018, the Company’s cost of revenue primarily consisted of amortization of website development costs. For the six months ended June 30, 2017, all the cost of revenue is related to fees paid to one subcontractor.

At June 30, 2018 and December 31, 2017, the same subcontractor accounted for 100% of account payable.

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

Overview

Living 3D Holdings, Inc. is a FinTech company with focus on developing no-frills software solutions that facilitate the wide spread adoption of cutting edge technological ideas. Our flagship product is a B2B cryptocurrency web based trading system featuring newsfeed, live quote, integrated CRM, agent management and accounting system. This web based trading system is then customized and provided to companies with previous experience in the financial, trading or similar fields allowing them to capture a new and existing market with minimum change to their current Modus Operandi. These companies have user right to the customized web based trading system, which allow their end-customers to trade cryptocurrency as registered users. These companies mainly reside in Hong Kong and Singapore with many operating online with target pockets in the global market. We provide technical support to ensure that our web based trading system and customers work within the confines of their respective legal system, and we are very sensitive to any reaction of the legal system as a whole with regards to the regulation of cryptocurrency. We provide our web based trading system with AML and KYC compliance support which we deem as an inalienable part of the web based trading system and management protocol, and we conduct thorough training sessions with our customers to ensure compliance and also the documentation and consequences of non-compliance.

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

The Company’s development of the web based trading system on cryptocurrency was fully completed in January 2018 and the Company granted customers the right to use the trading system starting April 2018.

The following discussion summarizes the material changes in our results of operations and our financial condition for the three and six months ended June 30, 2018 and June 30, 2017. The Consolidated Statements of Operations is included in the Financial Statements attached to this report. Please refer to the Consolidated Statements of Operations.

Results of Operations for the three months ended June 30, 2018 and 2017

Results from Operations

Revenue.  For the three months ended June 30, 2018 and 2017, revenues were $460 and $1,282 respectively, a decrease of $822. The revenue for the three months ended June 30, 2018 represented commission earned on the trading of cryptocurrency by the end users on our web based trading system, whereas the revenue for the three months ended June 30, 2017 was derived from website development.

Since our business development efforts in the computer software, and in particular the e-commerce trading platform were not sufficiently mature to render us as a commercially viable player in that industry, the Company has slowed down the related activities and shifted its business from the research and development of e-commerce trading platform to the development of the web based trading system on cryptocurrency.

The Company is still in the early stage of development and its sales fluctuate. The Company has granted the right to use its web based trading system to a customer in the middle of April 2018 and managed to generate minimal income therefrom. Management believes that the revenue of the Company will increase substantially when more customers can be acquired in the later part of the year.

Cost of Revenue. The cost of revenue for the three months ended June 30, 2018 amounted to $16,132 represented substantially the amortization of its web based trading system. The Company started to amortize its web based trading system since January 2018 over a period of three years. As the Company has put into use and granted the right to use the web based trading system to its customer in April 2018, the company has classified the amortization as the cost of revenue instead of general and administrative expenses as in the first quarter in 2018.

The Company incurred no such cost of revenue for the three months ended June 30, 2017.

Gross Profit. For the three months ended June 30, 2018, the gross profit was $(15,672) compared with $1,282 for the same period in 2017. The decrease was because of the increase in cost of revenue as discussed above.

Management is of the opinion that the web based trading system has not been fully utilized and that the gross profit will improve gradually over time when the Company can acquire more customers in the later part of the year.

General and Administrative Expenses.   For the three months ended June 30, 2018 and 2017, general and administrative expenses were $21,084 and $57,817 respectively, a decrease of $36,733. The decrease in such expenses was primarily attributable to the decrease in consultancy fee for the development of the web based trading system of cryptocurrency as all the costs at the planning stage were expensed as incurred. No such costs were incurred during the three months ended June 30, 2018.

Net Loss.  For the three months ended June 30, 2018, the net loss was $(36,756) and, for the same period ended June 30, 2017, the net loss was $(56,535), a decrease of $19,779. The decrease of net loss between the periods was explained by the decrease in the general and administrative expenses which was partially offset by the increase in cost of revenue as discussed above.

Results of Operations for the six months ended June 30, 2018 and 2017

Results from Operations

Revenue.  For the six months ended June 30, 2018 and 2017, revenues were $3,024 and $6,538 respectively, a decrease of $3,514. The decrease in revenue was attributable to the decrease in sales. The Company has shifted to the business of the development of a web based trading system which was granted to a customer the right to use in April 2018. The Company has managed to generate minimal revenue therefrom. As the Company’s business in cryptocurrency web based trading system is still in the early stage of development and its sales fluctuate. Management believes that the revenue of the Company will increase substantially when some more customers can be acquired in the later part of the year.

Cost of Revenue. The cost of revenue for the six months ended June 30, 2018 and June 30, 2017 amounted to $16,132 and $5,128 respectively, an increase of $11,004. The increase in the cost of revenue can mainly be attributable to the increase in the amortization of the web based trading system which was put into operation in April 2018, details of which has been discussed above.

Gross Profit. For the six months ended June 30, 2018, the gross profit was $(13,108) compared with $1,410 for the same period in 2017. The decrease was because of the increase in cost of revenue.

General and Administrative Expenses.   For the six months ended June 30, 2018 and 2017, general and administrative expenses were $54,554 and $82,304, respectively, a decrease of $27,750. The decrease in such expenses was primarily attributable to the decrease in consultancy fee for the development of the web based trading system of cryptocurrency as all the costs at the planning stage were expensed as incurred. No such costs were incurred during the six months ended June 30, 2018. This decrease was partially offset by the increase in the amortization of our web based trading system in cryptocurrency. The web based trading system is to be amortized over a period of three years on a straight-line method, starting from January 2018 when it is ready for use. The amortization has been allocated to the cost of revenue starting April 2018 when the web based trading system was put into use. No such expense was incurred for the six months ended of June 30, 2017.

Net Loss.  For the six months ended June 30, 2018, the net loss was $(67,662) and, for the same period ended June 30, 2017, the net loss was $(80,894), a decrease of $13,232. The decrease of net loss between the periods was explained by the decrease in general and administrative expenses which was partially offset by the increase in cost of revenue as discussed above.

Liquidity and Capital Resources.  Cash and cash equivalents as of June 30, 2018 and December 31, 2017 were $2,968 and $50,668 respectively. The decrease was mainly attributable by the repayments to related party. There were no substantial movements in the funds used in operating activities as merely all the expenses of the Company were paid by Man Wah Stephen Yip and So Ka Yan on behalf of the Company.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on loans from our major shareholder and the sale of equity securities.

Our cash flows provided by operating activities increased by $2,783 from $1,846 at June 30, 2017 to $4,629 at June 30, 2018, due principally to the decrease in accounts receivable of $4,233, and an increase in accrued liabilities and other payables of $ 41,659 offset by the net loss of $67,662 and depreciation and amortization expenses of $26,428.

Our cash flows used in financing activities increased by $51,611, from $718 at June 30, 2017 to $52,329 at June 30, 2018, due principally to an increase in repayments to related party of $116,772 offset by the increase in proceeds from related party of $64,443.

We will require substantial additional capital to develop a market for web based trading system in cryptocurrency and implement our business plan.  We plan to pursue financing from private investors and institutions in and outside the PRC.  We do not have any commitments for additional financing. Such new financing could include equity, which would likely be dilutive to our shareholders, or debt, which would likely restrict our ability to borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to the rights of our current shareholders.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2018.

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

Revenue Recognition.   The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price, which is allocated to the respective performance obligation, when the performance obligation is satisfied.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect, such controls.

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

LIVING 3D HOLDINGS, INC.

Date: August 14, 2018	/s/ Man Wah Stephen Yip Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

Date: August 14, 2018	/s/ Sze Cheong Eric Ng Name: Sze Cheong Eric Ng Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.