Form 10-Q
period 2018-09-30
LIVING 3D HOLDINGS, INC.
filed 2018-11-14
CIK 93205

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2018
Common Stock, $.001 par value	70,697,043

1

FORM 10-Q LIVING 3D HOLDINGS, INC. SEPTEMBER 30, 2018 TABLE OF CONTENTS

Consolidated Balance Sheets1

Consolidated Statements of Operations2

Consolidated Statement of Changes in Shareholders’ Deficit3

Consolidated Statements of Cash Flows4

Notes to Unaudited Consolidated Financial Statements5

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk14

Item 4.   Controls and Procedures14

PART II – OTHER INFORMATION16

Item 1.   Legal Proceedings.16

Item 1A.   Risk Factors.16

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.16

Item 3.   Defaults upon Senior Securities.16

Item 4.   Mine Safety Disclosures.16

Item 5.   Other Information.16

Item 6.   Exhibits.16

SIGNATURES17

Living 3D Holdings, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,362	$50,668
Accounts receivable	3,414	7,257
Prepaid expense and other receivable	29	-
Total Current Assets	5,805	57,925
Website development costs, net	115,385	153,846
Property and equipment, net	917	2,097
TOTAL ASSETS	$122,107	$213,868

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current Liabilities
Account payable	$5,128	$5,128
Accrued liabilities and other payables	141,599	184,069
Due to related parties	491,737	441,197
Total Current Liabilities	638,464	630,394
TOTAL LIABILITIES	$638,464	$630,394

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	$-	$-
Common stock, $0.001 par value, 290,000,000 shares authorized, 70,697,043 shares issued and outstanding at September 30, 2018 and December 31, 2017	70,697	70,697
Additional paid-in capital	(69,215)	(69,215)
Accumulated deficit	(517,839)	(418,008)
TOTAL SHAREHOLDERS’ DEFICIT	(516,357)	(416,526)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$122,107	$213,868
The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc. Consolidated Statements of Operations (Stated in US dollars) (Unaudited)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
		(As Restated)		(As Restated)

Revenue	$390	$1,667	$3,414	$8,205
Cost of Revenue	16,738	-	32,870	5,128
Gross Profit (Loss)	(16,348)	1,667	(29,456)	3,077

Operating Expenses
General and administrative expenses	15,821	17,067	70,375	99,371
Total Operating Expenses	15,821	17,067	70,375	99,371

Net Loss	$(32,169)	$(15,400)	$(99,831)	$(96,294)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Shares; Basic and Diluted	70,697,043	30,697,043	70,697,043	30,257,483

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statement of Changes in Shareholders’ Deficit
(Stated in US dollars) (Unaudited)
	Common Stock		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance as of December 31, 2017	70,697,043	$70,697	$(69,215)	$(418,008)	$(416,526)
Net loss for the period	-	-	-	(99,831)	(99,831)

Balance as of September 30, 2018	70,697,043	$70,697	$(69,215)	$(517,839)	$(516,357)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars) (Unaudited)
	For the Nine Months Ended September 30,
	2018	2017
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(99,831)	$(96,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	39,641	1,179
Changes in operating assets and liabilities
Accounts receivable	3,843	(2,949)
Prepaid expense and other receivable	(29)	-
Accrued liabilities and other payables	50,481	94,781
Account payable	-	5,128
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,895)	1,845
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to related party	(128,136)	(2,192)
Proceeds from related party	85,725	-
Capital contribution of subsidiary	-	1,282
CASH USED IN FINANCING ACTIVITIES	(42,411)	(910)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,306)	935
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$50,668	$667
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,362	$1,602

NON-CASH TRANSACTIONS
Operating expenses paid by related parties	$92,951	$75,806
Website development costs paid by related party	$-	$153,846
Issuance of common stock in connection with acquisition of subsidiary	$-	$30,000

Supplementary Disclosure for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
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

As a result, the Company accounted for the operations of HKCCEX on a retrospective basis in the Company’s consolidated financial statements from the inception date of HKCCEX on April 19, 2017.  Accordingly, the consolidated statement of operations for the three and nine months ended September 30, 2017 and the consolidated statement of cash flows for the nine months ended September 30, 2017 have been retrospectively stated in this report to reflect HKCCEX’s accounts at their historical amount as of those dates.

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

NOTE 3 – GOING CONCERN

The Company first generated revenue in 2010 and is still in the early stages of establishing a market for the products it sells. The Company has a working capital deficit of $632,659 as of September 30, 2018 and has limited cash flow from operations for the nine months ended September 30, 2018. The Company suffered recurring losses from operations. The Company is primarily funded by its Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

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

Wai Tak Edward Lau, the Company’s director;

Due to Related Parties

Due to related parties consists of the following:

	Man Wah Stephen Yip	So Ka Yan	Total
Balance at December 31, 2017	$ 123,420	$ 317,777	$ 441,197

Expenses paid on behalf of the Company	24,749	68,202	92,951
Advances to the Company	-	85,725	85,725
Less: Repayments received from the Company	-	(128,136)	(128,136)
Balance at September 30, 2018	$ 148,169	$ 343,568	$ 491,737

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

Service Provided by Related Party

Harris Yeung, a personal assistant of CEO, provided non-compensated book keeping service to the Company during the nine months ended September 30, 2018 and for the year ended December 31, 2017.

NOTE 5 – CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the nine months ended September 30, 2018, customers B and E accounted for 75% and 25% of the total revenue, respectively.

For the nine months ended September 30, 2017, customers A and B accounted for 64% and 36% of the total revenue, respectively.

At September 30, 2018, customers B and E accounted for 75% and 25 % of the accounts receivable, respectively. At December 31, 2017, customers B and D accounted for 41% and 59% of the accounts receivable, respectively.

For the nine months ended September 30, 2018, the Company’s cost of revenue primarily consisted of amortization of website development costs. For the nine months ended September 30, 2017, all the cost of revenue is related to fees paid to one subcontractor.

At September 30, 2018 and December 31, 2017, the same subcontractor accounted for 100% of account payable.

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

The following discussion summarizes the material changes in our results of operations and our financial condition for the three and nine months ended September 30, 2018 and 2017. The Consolidated Statements of Operations is included in the Financial Statements attached to this report. Please refer to the Consolidated Statements of Operations.

Results of Operations for the three months ended September 30, 2018 and 2017

Results from Operations

Revenue.  For the three months ended September 30, 2018 and 2017, revenues were $390 and $1,667 respectively, a decrease of $1,277. The revenue for the three months ended September 30, 2018 represented commission earned on the trading of cryptocurrency by the end users on our web based trading system, whereas the revenue for the three months ended September 30, 2017 was derived from website development.

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

Cost of Revenue. The cost of revenue for the three months ended September 30, 2018 amounted to $16,738 represented substantially the amortization of its web based trading system. The Company started to amortize its web based trading system since January 2018 over a period of three years. As the Company has put into use and granted the right to use the web based trading system to its customer in April 2018, the company has classified the amortization as the cost of revenue instead of general and administrative expenses as in the first quarter in 2018.

The Company incurred no such cost of revenue for the three months ended September 30, 2017.

Gross Profit. For the three months ended September 30, 2018, the gross profit was $(16,348) compared with $1,667 for the same period in 2017. The decrease was because of the increase in cost of revenue as discussed above.

Management is of the opinion that the web based trading system has not been fully utilized and that the gross profit will improve gradually over time when the Company can acquire more customers in the later part of the year.

General and Administrative Expenses.   For the three months ended September 30, 2018 and 2017, general and administrative expenses were $15,821 and $17,067 respectively, a decrease of $1,246. The decrease in such expenses was primarily attributable to the decrease in legal and professional fee.

Net Loss.  For the three months ended September 30, 2018, the net loss was $(32,169) and, for the same period ended September 30, 2017, the net loss was $(15,400), an increase of $16,769. The increase of net loss between the periods was explained by the increase in cost of revenue which was partially offset by the decrease in the general and administrative expenses as discussed above.

Results of Operations for the nine months ended September 30, 2018 and 2017

Results from Operations

Revenue.  For the nine months ended September 30, 2018 and 2017, revenues were $3,414 and $8,205 respectively, a decrease of $4,791. The decrease in revenue was attributable to the decrease in sales. The Company has shifted to the business of the development of a web based trading system which was granted to a customer the right to use in April 2018. The Company has managed to generate minimal revenue therefrom. As the Company’s business in cryptocurrency web based trading system is still in the early stage of development and its sales fluctuate. Management believes that the revenue of the Company will increase substantially when some more customers can be acquired in the later part of the year.

Cost of Revenue. The cost of revenue for the nine months ended September 30, 2018 and September 30, 2017 amounted to $32,870 and $5,128 respectively, an increase of $27,742. The increase in the cost of revenue can mainly be attributable to the increase in the amortization of the web based trading system which was put into operation in April 2018, details of which has been discussed above.

Gross Profit. For the nine months ended September 30, 2018, the gross profit was $(29,456) compared with $3,077 for the same period in 2017. The decrease was because of the increase in cost of revenue.

General and Administrative Expenses.   For the nine months ended September 30, 2018 and 2017, general and administrative expenses were $70,375 and $99,371, respectively, a decrease of $28,996. The decrease in such expenses was primarily attributable to the decrease in consultancy fee for the development of the web based trading system of cryptocurrency as all the costs at the planning stage were expensed as incurred. No such costs were incurred during the nine months ended September 30, 2018. This decrease was partially offset by the increase in the amortization of our web based trading system in cryptocurrency. The web based trading system is to be amortized over a period of three years on a straight-line method, starting from January 2018 when it is ready for use. The amortization has been allocated to the cost of revenue starting April 2018 when the web based trading system was put into use. No such expense was incurred for the nine months ended of September 30, 2017.

Net Loss.  For the nine months ended September 30, 2018, the net loss was $(99,831) and, for the same period ended September 30, 2017, the net loss was $(96,294), an increase of $3,537. The increase of net loss between the periods was explained by increase in cost of revenue which was partially offset by the decrease in general and administrative expenses as discussed above.

Liquidity and Capital Resources.  Cash and cash equivalents as of September 30, 2018 and December 31, 2017 were $2,362 and $50,668 respectively. The decrease was mainly attributable by the repayments to related party. There were no substantial movements in the funds used in operating activities as merely all the expenses of the Company were paid by Man Wah Stephen Yip and So Ka Yan on behalf of the Company.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on loans from our major shareholder and the sale of equity securities.

Our cash flows provided by operating activities decreased by $7,740 from $1,845 at September 30, 2017 to $(5,895) at September 30, 2018, due principally to the decrease in accounts receivable of $3,843, and an increase in accrued liabilities and other payables of $ 50,481 offset by the net loss of $99,831 and depreciation and amortization expenses of $39,641.

Our cash flows used in financing activities increased by $41,501, from $910 at September 30, 2017 to $42,411 at September 30, 2018, due principally to an increase in repayments to related party of $125,944 offset by the increase in proceeds from related party of $85,725.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2018.

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

Foreign Currency Translation. The reporting currency of the Company is the USD. The functional currency of Sugar and HKCCEX is the Hong Kong Dollar (“HKD”). For financial reporting purposes, the financial statements of Sugar and HKCCEX which are prepared in Hong Kong Dollar are translated into United States Dollars. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in the owners' equity

We follow FASB ASC 80-30, "Foreign Currency Translation", for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars.  Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in shareholders' equity. In fact, the exchange rate for HKD to US dollars has varied by very little during the periods reported. A consistent exchange rate of 7.80 HKD per each US dollar has been used. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss

Income Taxes.  Income tax expense is based on reported income before income taxes. We account for income taxes using the liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect, such controls.

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

LIVING 3D HOLDINGS, INC.

Date: November 14, 2018	/s/ Man Wah Stephen Yip Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

Date: November 14, 2018	/s/ Sze Cheong Eric Ng Name: Sze Cheong Eric Ng Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.