Form 10-K
period 2018-12-31
LIVING 3D HOLDINGS, INC.
filed 2019-04-01
CIK 93205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of June 30, 2018, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price ($2.05) of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was: $36,597,736

There were 70,697,043 shares of the registrant’s common stock issued and outstanding as of April 1, 2019.

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

Unless otherwise stated, we have translated balance sheet amounts with the exception of equity at December 31, 2018 and 2017 at HK Dollars 7.8 to US $1.00.  We have stated equity accounts at their historical rates. The average translation rates applied to income statement accounts for the years ended December 31, 2018 and 2017 were at HK Dollars 7.8. We make no representation that the HK Dollars or U.S. dollar amounts referred to in this annual report could have been or could be converted into U.S. dollars or HK Dollars as the case may be, at any particular rate or at all.

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

PART I

Item 1.  Business.

With the change in control of Living 3D Holdings, Inc. in December 2015, the Company redefined its business from 3D technology development to computer software development with major operations in Hong Kong and Mainland China. Since then, the Company focused on the research and development of ecommerce platform, mobile game and virtual reality application. Our ecommerce platform sought to integrate web application with product manufacturing which would increase the productivity and efficiency of the operation. Along with the ever increasing usage of the internet, our O2O (O2O stands for “online to offline,” a term used to describe a variety of ecommerce services that provide online information, services, or discounts to consumers that enhance their offline shopping experiences) ecommerce platform was expected to bring in more business opportunities to the manufacturer.

As our business development efforts in the O2O platforms were not sufficiently mature to render us as a commercially viable player in that industry, the Company has slowed down its activities in such development and shifted its business from the development of O2O platforms to the development of an online cryptocurrency web based trading system through the acquisition of Hong Kong Cryptocurrency Exchange (“HKCCEX”) in late December 2017.

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

The eGaming market is experiencing a rapid growth every year at an exponential rate. In 2017, worldwide revenues generated in the eGaming market amounted to 47 billion U.S. dollars. By 2020, the market is expected to generate over 59 billion U.S. dollars in revenues, which indicates an annual growth rate of 5 percent. The Company, through its subsidiary - XYZMILL.COM Limited, has started a collection of product to enable operator of the eGaming business to focus on their business without worrying the multifaceted aspect of eGaming system development.

By the end of year 2018, the Company has started the development of an online multiplayer “Mahjong” game platform, which is one of the most popular board game in Chinese culture. Our “Mahjong” game solution is available on mobile platform and is one of the few available in the eGaming industry. Our target customers are those who operate licensed online gaming company, and our turnkey solution offers them the most convenient road path to enter the market in the shortest period of time possible.

The Company will continue to expand our gaming platform to include more popular board game including “Dou dizhu (landlords)” and Texas Holdem.

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

By a separate Stock Purchase Agreement dated November 30, 2015, the Company had disposed all of its subsidiary companies, namely, Living 3D Holdings, Limited, Living 3D International (HK) Limited, Colombia College Hollywood International Limited and Living 3D Technology Group Limited to Jimmy Kent-Lam Wong at a

nominal consideration of $100. The disposal was effective as of October 1, 2015.

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

Recent Developments

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

The Company has completed the development of a cryptocurrency exchange platform and granted its customers the right to use the platform which offers a wide range of tools that improve users’ experience and investment options, including an affiliation with a network of major cryptocurrencies and international trading platforms, real time market quotes, professional statistical analysis and graphs, up to the minute financial news, 72 hours of interest free margin trading, wide range of buy and sell options for cryptocurrency trading, vast portfolio of investment products, and many more financial tools to enrich our users’ experience.

Competition

The Cryptocurrency trading and eGaming markets in which we compete are not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap and are competitive with those we offer.

We have responded to the changing market conditions with new capabilities, partnerships and offerings that are intended to position us favorably in high-growth markets for cryptocurrency and eGaming.

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

Research and Development

We have not engaged in research and development activities during each of the last three fiscal years ended December 31, 2018.

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

Employees

As of December 31, 2018, we had no full-time employees as all the services rendered are outsourced.

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

We have another office which is situated at 10th Floor, Si Toi Commercial Building, 32 Queen Street, Sheung Wan, Hong Kong. This office is furnished to the Company by Mr. Wai Tak Edward Lau, who was appointed as a director of the Company on February 7, 2018, at no charge.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         The common stock of the Company is quoted on the OTC Markets under the symbol “LTDH”.  Although our common stock is quoted on the OTC Markets, it has traded sporadically with no significant volume.  Consequently, the information provided below may not be indicative of the price of our common stock under different conditions. The high/low closing prices of our common stock were as follows for the periods below.  The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Close	Low Close
Year Ended December 31, 2018
1st Quarter	$ 2.51	$ 2.51
2nd Quarter	$ 2.55	$ 1.00
3rd Quarter	$ 2.05	$ 1.75
4th Quarter	$ 1.75	$ 1.75

Year Ended December 31, 2017
1st Quarter	$13.00	$ 13.00
2nd Quarter	$13.00	$ 13.00
3rd Quarter	$13.00	$ 8.00
4th Quarter	$ 8.00	$ 5.10

Holders of Common Stock

As of April 1, 2019, we had approximately 141 stockholders of record for our common stock.

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

As of April 1, 2019, the Company does not have in place any equity compensation plans.

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

Overview

          Despite the change in control of the Company in December 2015, the Company is still in the early stage of its computer software development and the operation of a cryptocurrency trading platform. The following discussion summarizes the material changes in our results of operations and our financial condition for the years ended December 31, 2018 and 2017.

Operating Results

For the Years Ended December 31, 2018 and 2017

The Consolidated Statements of Operations is included in the Financial Statements attached to this annual report.  Please refer to this Consolidated Statements of Operations.

Results from Operations

Revenue.  For the years ended December 31, 2018 and 2017, revenues were $4,095 and $8,205 respectively, a decrease of $4,110. The decrease in revenue was attributable to the decrease in sales. The Company has shifted to the business of the development of a cryptocurrency web based trading system which was to grant a customer the right to use in April 2018. The Company has managed to generate minimal revenue there from. As the Company’s business in cryptocurrency web based trading system is still in the early stage of development, its sales fluctuate. Management believes that the revenue of the Company will increase substantially when more customers are acquired.

By the end of year 2018, XYZMILL.COM Limited has started the development of an online multiplayer “Mahjong” game platform, which is one of the most popular board game in Chinese culture. Our “Mahjong” game solution is available on mobile platform and is one of the few available in the eGaming industry. Our target customers are those who operate licensed online gaming company, and our turnkey solution offers them the most convenient road path to enter the market in the shortest period of time possible. The Company will continue to expand our gaming platform to include more popular board game including “Dou dizhu (landlords)” and Texas Holdem.

Cost of Revenue. The cost of revenue for the years ended December 31, 2018 and 2017 amounted to $49,886 and $5,128, respectively, an increase of $44,758. The increase in the cost of revenue is mainly attributable to the increase in the amortization and associated cloud servers expenses of the web based trading system which was put into operation in April 2018. No such expenses were incurred for the year ended December 31, 2017.

Gross Profit (Loss). For the year ended December 31, 2018, the gross profit (loss) was $(45,791) compared with $3,077 for the same period in 2017, a decrease of $48,868. The decrease was because of the decrease in sales and the increase in cost of revenue as discussed above.

General and Administrative Expenses.   For the years ended December 31, 2018 and 2017, general and administrative expenses were $177,552 and $181,278, respectively, a decrease of $3,726. The decrease was attributable to the decrease in legal fee and the decrease in consultancy fee for the development of the web based trading system of cryptocurrency. All the costs at the planning stage were expensed as incurred in the year 2017 and no such costs incurred during the year ended December 31, 2018.

The above decrease was offset by the increase in salaries accrued to the directors of $90,000 and the increase in general administrative expenses. Effective from October 1, 2018, a monthly salary of $10,000 has been accrued to three out of the four directors of the Company. Such salaries will only be paid after the Company has shown its ability to operate on a profitable basis for a period of time, in the judgment of the Board of Directors.

The increase in general administrative expenses was further explained by the increase in amortization of the web based trading system in cryptocurrency. The web based trading system is to be amortized over a period of three years on a straight-line method starting from January 2018 when it is ready for use. The amortization has been allocated to the cost of revenue starting April 2018 when the web based trading system was put into use. No such expense has incurred for the year ended of December 31, 2017.

Net Loss.  For the year ended December 31, 2018, the net loss was $(223,343) and, for the same period ended December 31, 2017, the net loss was $(178,201), an increase of $45,142. The increase of net loss between the years was explained by the increase in gross loss as discussed above.

Liquidity and Capital Resources.  Cash and cash equivalents as of December 31, 2018 and 2017 were $893 and $50,668, respectively. The decrease is mainly attributable to the repayment to related parties. Apart from this, there were no substantial movements in the funds used in operating activities as almost all the expenses of the Company were paid by Man Wah Stephen Yip and So Ka Yan on behalf of the Company.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt. In the near future, as additional capital is needed, we expect to rely primarily on loans from our major shareholder and the sale of equity securities. We financed operations by increasing the amount due to related parties to $519,267 at December 31, 2018 from $441,197 at December 31, 2017, an increase of $78,070.  The increase is due principally to professional fees paid by related parties on behalf of the Company for the services rendered for the year ended December 31, 2018.

Our cash flows provided by operating activities decreased by $15,864 from $1,863 for the year ended December 31, 2017 to $(14,001) for the year ended December 31, 2018, due principally to a decrease in accounts receivable of $3,162, an increase in accrued liabilities and other payables of $158,482, and depreciation and amortization expenses of $52,855, offset by net loss of $223,343, a decrease in account payable of $5,128, and an increase in other receivable of $29.

Our cash flows provided by financing activities decreased by $83,912 from $48,138 for the year ended December 31, 2017 to $(35,774) for the year ended December 31, 2018, due principally to repayments to related party of $37,056, offset by proceeds from related party of $1,282.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at December 31, 2018.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. Also see the recently issued accounting pronouncements included in Note 2 to our audited financial statements included elsewhere in this report.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on his evaluation as of December 31, 2018, the end of the period covered by this annual report on Form 10-K, he concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, including this annual report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of our annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on our assessment using those criteria, management believes that, as of December 31, 2018, our internal control over financial reporting is not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting; and (iii) appoint additional independent directors that can serve as members of an audit committee. The remediation efforts will be largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Man Wah Stephen Yip	39	Chairman of the Board of Directors and Chief Executive Officer
So Ka Yan	35	Secretary and Director
Sze Cheong Eric Ng	59	Chief Financial Officer, Treasurer and Director
Wai Tak Edward Lau	33	Director(1)

(1)Appointed on February 7, 2018

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

Board of Directors and Committee Meetings

Our Board of Directors held two meetings during the fiscal year ended December 31, 2018. Each of our directors attended 100% of the meetings of the Board of Directors and the committees on which they served in the fiscal year ended December 31, 2018. Our directors are expected, absent exceptional circumstances, to attend all board meetings and meetings of any committees on which they serve.

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

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2018, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with MaloneBailey, LLP, our independent registered public accounting firm for fiscal year 2018, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant to Statement on Auditing Standards No. 114 (Communications with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our financial statements.

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

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2018 to be included in this annual report on Form 10-K for the fiscal year ended December 31, 2018 for filing with the SEC.

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

Item 11.  Executive Compensation.

The table below sets forth all cash compensation paid or proposed to be paid by the Company to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal years ended December 31, 2018 and 2017.

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation ($) (i)	Total ($) (j)
Man Wah Stephen Yip CEO and Chairman of the Board	2018 2017	30,000	-	-	-	-	-	30,000
		-	-	-	-	-	-	-
So Ka Yan Secretary and Director	2018 2017	30,000	-	-	-	-	-	30,000
		-	-	-	-	-	-	-
Sze Cheong Eric Ng CFO, and Director	2018 2017	30,000	-	-	-	-	-	30,000
		-	-	-	-	-	-	-
Wai Tak Edward Lau Director	2018 2017	-	-	-	-	-	-	-
		-	-	-	-	-	-	-

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

Outstanding Equity Awards at Fiscal Year-End

The Company did not issue any options or stock awards to any of our officers, directors or employees in 2018 and 2017.

Stock Option Plan

Our board of directors has not adopted a stock option plan.

Compensation of Directors

In 2018, our directors received no compensation for serving as members of our Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (b)	Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Man Wah Stephen Yip, CEO and Chairman of the Board	No outstanding equity awards
So Ka Yan, Secretary and Director	No outstanding equity awards
Sze Cheong Eric Ng, CFO and Director	No outstanding equity awards
Wai Tak Edward Lau, Director	No outstanding equity awards

The table above indicates that no options were granted to directors and officers in fiscal 2018.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our common stock beneficially owned on April 1, 2019 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.  Unless otherwise indicated, each person in the table has sole voting and investment power with respect to the shares shown.  The table assumes a total of 70,697,043 shares of our common stock outstanding as of April 1, 2019.

Name and address of beneficial owner	Amount and nature of beneficial ownership(3)	Percent of common stock(4)
Man Wah Stephen Yip, CEO and Director(1)(2)	40,439,489	57.20%
So Ka Yan, Secretary and Director(1)(2)	40,439,489	57.20%
Sze Cheong Eric Ng, CFO and Director	0	0%
Wai Tak Edward Lau, Director(1)(5)	9,537,800	13.49%

All executives officers and directors as a group (four persons)(2)	49,977,289	70.69%
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

(5)Appointed on February 7, 2018.

Change of Control

None

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

During the year ended December 31, 2018, Man Wah Stephen Yip and So Ka Yan paid expenses in the amount of $83,319 and $30,525, respectively, on behalf of the Company to support the Company’s operations. The Company had obtained advances of $1,282 from So Ka Yan and repaid $37,056 to So Ka Yan during the year ended December 31, 2018. The amounts due to Man Wah Stephen Yip and So Ka Yan are unsecured, bear no interest and are repayable on demand.

The Company’s office in Hong Kong consists of approximately 400 square feet located at Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong. This office is furnished to the Company by the CEO at no charge.

The Company has another office which is situated at 10th Floor, Si Toi Commercial Building, 32 Queen Street, Sheung Wan, Hong Kong. This office is furnished to the Company by Mr. Wai Tak Edward Lau who was appointed a director of the Company on February 7, 2018 at no charge.

Item 14.  Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by MaloneBailey, LLP for professional services for the fiscal years ended December 31, 2018 and 2017:

Fee Category:	Fiscal 2018 Fees	Fiscal 2017 Fees
Audit Fees	$36,900	$28,500
Audit-Related Fees	-	5,500
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$36,900	$34,000

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

All Other Fees. All other fees consist of fees for products and services other than the services reported above. In fiscal 2018 and 2017, there were no fees related to this category.

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

The audit report of MaloneBailey, LLP on the financial statements of the Company for the year ended December 31, 2018 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding the Company's ability to continue as a going concern.  The audit report for the year ended December 31, 2017 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

During our fiscal years ended December 31, 2018 and 2017, there were no disagreements with MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to MaloneBailey, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2018 and 2017, there were no reportable events (as described in Item 304(a) (1) (v) of Regulation S-K).

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

Filed herewith.
99.1	Audited Financial Statements of Living 3D Holdings, Inc. as of December 31, 2018 and 2017.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Calculation Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.	Filed herewith.

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

LIVING 3D HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Index to Consolidated Financial Statements

Page (s)
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets - December 31, 2018 and 2017	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017	F-3

Consolidated Statements of Changes in Shareholders’ Deficit for the Years Ended December 31, 2018 and 2017	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017	F-5

Notes to Consolidated Financial Statements	F-6 to F-13

26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Living 3D Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Living 3D Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 1, 2019

Living 3D Holdings, Inc. Consolidated Balance Sheets (Stated in US dollars)

	December 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$893	$50,668
Accounts receivable	4,095	7,257
Other receivable	29	-
Total Current Assets	5,017	57,925
Website development costs, net	102,564	153,846
Property and equipment, net	524	2,097
TOTAL ASSETS	$108,105	$213,868

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current Liabilities
Account payable	$-	$5,128
Accrued liabilities and other payables	228,707	184,069
Due to related parties	519,267	441,197
Total Current Liabilities	747,974	630,394
TOTAL LIABILITIES	$747,974	$630,394

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	$-	$-
Common stock, $0.001 par value, 290,000,000 shares authorized, 70,697,043 shares issued and outstanding at December 31, 2018 and 2017	70,697	70,697
Additional paid-in capital	(69,215)	(69,215)
Accumulated deficit	(641,351)	(418,008)
TOTAL SHAREHOLDERS’ DEFICIT	(639,869)	(416,526)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$108,105	$213,868

The accompanying notes are an integral part of these consolidated financial statements

Living 3D Holdings, Inc. Consolidated Statements of Operations (Stated in US dollars)

	For The Years Ended December 31,
	2018	2017

Revenues	$4,095	$8,205
Cost of Revenues	49,886	5,128
Gross Profit (Loss)	(45,791)	3,077

Operating Expenses
General and administrative expenses	(177,552)	(181,278)
Total Operating Expenses	(177,552)	(181,278)

Net Loss	$(223,343)	$(178,201)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)
Weighted Average Common Shares; Basic and Diluted	70,697,043	30,697,043

The accompanying notes are an integral part of these consolidated financial statements

Living 3D Holdings, Inc. Consolidated Statements of Changes in Shareholders’ Deficit (Stated in US dollars)
	Common Stock		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance as of December 31, 2016	697,043	$697	$(497)	$(239,807)	$(239,607)

Issuance of common stock in connection with acquisition of subsidiaries	70,000,000	70,000	(70,000)	-	-

Contributed capital of subsidiary	-	-	1,282	-	1,282

Net loss for the year	-	-	-	(178,201)	(178,201)

Balance as of December 31, 2017	70,697,043	$70,697	$(69,215)	$(418,008)	$(416,526)

Net loss for the year	-	-	-	(223,343)	(223,343)

Balance as of December 31, 2018	70,697,043	$70,697	$(69,215)	$(641,351)	$(639,869)

The accompanying notes are an integral part of these consolidated financial statements

Living 3D Holdings, Inc. Consolidated Statements of Cash Flows (Stated in US dollars)
	For The Years Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(223,343)	$(178,201)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	52,855	1,572
Changes in operating assets and liabilities
Accounts receivable	3,162	(2,949)
Other receivable	(29)	-
Accrued liabilities and other payables	158,482	176,313
Account payable	(5,128)	5,128
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(14,001)	1,863
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	(37,056)	(46,490)
Proceeds from related party	1,282	93,346
Capital contribution of subsidiary	-	1,282
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(35,774)	48,138

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,775)	50,001
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$50,668	$667
CASH AND CASH EQUIVALENTS AT END OF YEAR	$893	$50,668

NON-CASH TRANSACTIONS
Operating expenses paid by related parties	$113,844	$142,076
Issuance of common stock in connection with acquisition of subsidiary	$-	$70,000
Website development costs paid by related party	$-	$153,846
Supplementary Disclosure for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

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

The Company, through its subsidiary, HKCCEX, a FinTech company, focuses on developing no-frills software solution that facilitate the wide spread adoption of cutting edge technological ideas. The flagship product is a B2B cryptocurrency web based trading system featuring newsfeed, live quote, integrated CRM, agent management and accounting system. This web based trading system is then customized and provided to companies with previous experience in the financial, trading or similar fields allowing them to capture a new and existing market with minimum change to their current Modus Operandi. These companies have user right to the customized web based trading system, which allow their end-customers to trade cryptocurrency as registered users.

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

B. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period including provision for income taxes. Actual results when ultimately realized could differ from those estimates.

C. CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

D. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, other receivable, account payable and accrued liabilities and other payables approximates their fair value due to the relatively short-term nature of these instruments.

Management believes it is not practical to determine the fair value of due to related parties because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

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

Generally, the Company has two revenue streams from its operations. 1) Revenue derived from the provision of website, game or advertising design services which is recognized at a point in time when the services have been delivered and the customer has obtained control of promised services. 2) Revenue derived from the contracts with customers to grant the right to use the web based trading system of cryptocurrency in exchange for the commission based on the trading transactions of the end users which is recognized at a point in time when the cryptocurrency trading transactions occur.

F. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful account is made when collection of the full amount becomes questionable.

G. WEBSITE DEVELOPMENT COSTS

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred. Costs associated with the website consist of service fees paid to a website development company. The Company paid $230,769 to the website development company, of which $76,923 was recognized as expense and the remaining $153,846 was capitalized.

All capitalized costs associated with the website is subject to straight-line amortization over its expected useful life of three years when the website is ready for its intended use. During the years ended December 31, 2018 and 2017, the amortization expense was $51,282 and $0, respectively.

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

The exchange rates used for the foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Years ended December 31, 2018 and 2017	7.8	7.8

We follow FASB ASC 830-30, “Foreign Currency Translation”, for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars. The Hong Kong Monetary Authority (“HKMA”), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983. The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of USD$1: HKD7.8. In fact, the exchange rate for HKD to US dollars has varied by very little during 2018 and 2017. Thus, the consistent exchange rate used has been 7.80 HKD per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

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

M. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In December 2017, January 2018, July 2018 and December 2018, the FASB issued ASU 2017-13, ASU 2018-01, ASU 2018-10 & 11 and ASU 2018-20 respectively, which contain modifications and improvements to ASU 2016-02. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Entities that elect to utilize the Optional Transition Method would not apply the provision of ASU No. 2016-02, as amended, to comparative periods presented in the financial statements.

The standard will be effective for the Company beginning January 1, 2019, with early adoption permitted. The Company plans to adopt the standard effective January 1, 2019, utilizing the Optional Transition Method. The Company does not expect adoption will have a material impact on the Company’s consolidated balance sheets and consolidated statements of operations.

NOTE 3 – GOING CONCERN

The Company has a working capital deficit of $742,957 as of December 31, 2018 and has generated negative cash flows from operations for the year ended December 31, 2018. The Company also suffered recurring losses from operations. The Company is primarily funded by its Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

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

Wai Tak Edward Lau, a director and principal shareholder.

Due to Related Parties

Due to related parties consists of the following:

	Man Wah Stephen Yip	So Ka Yan	Total

Balance at December 31, 2016	$82,496	$15,923	$98,419
Expenses paid on behalf of the Company	40,924	101,152	142,076
Website development costs paid on behalf of the Company	-	153,846	153,846
Advances to the Company	-	93,346	93,346
Less: Repayment received from the Company	-	(46,490)	(46,490)
Balance at December 31, 2017	$123,420	$317,777	$441,197
Expenses paid on behalf of the Company	83,319	30,525	113,844
Advances to the Company	-	1,282	1,282
Less: Repayment received from the Company	-	(37,056)	(37,056)
Balance at December 31, 2018	$206,739	$312,528	$519,267

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

The Company has another office which is situated at 10th Floor, Si Toi Commercial Building, 32 Queen Street, Sheung Wan, Hong Kong. This office is furnished to the Company by Mr. Wai Tak Edward Lau, who was appointed as a director of the Company on February 7, 2018, at no charge.

Service Provided by Related Party

Harris Yeung, a personal assistant of CEO, provided non-compensated book keeping service to the Company during the years ended December 31, 2018 and 2017.

NOTE 5 – CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the year ended December 31, 2018, customers B and E accounted for 63% and 37% of the Company’s total revenues, respectively. For the year ended December 31, 2017, customers A and B accounted for 64% and 36% of the Company’s total revenues, respectively.

At December 31, 2018, customers B and E accounted for 63% and 37% of the Company’s total outstanding accounts receivable, respectively. At December 31, 2017, the customers B and D accounted for 41% and 59% of accounts receivable.

For the year ended December 31, 2018, the Company’s cost of revenues primarily consisted of amortization of website development costs. For the year ended December 31, 2017, subcontractor A accounted for 100% of the Company’s cost of revenues.

Subcontractor A accounted for 100% of the Company’s account payable for the year ended December 31, 2017.

NOTE 6 – INCOME TAXES

Living 3D Holdings, Inc. is incorporated in the State of Nevada, United States and is subject to US Corporate

Income Tax (“CIT”) on the taxable income in accordance with the relevant US income tax laws. No provision for income taxes in the US has been made as the Company had no US taxable income for the years ended December 31, 2018 and 2017.

Sugar Technology Group Holdings Corporation is registered in the BVI and under the current laws of the BVI is not subject to income taxes.

XYZMILL.COM Limited and Hong Kong Cryptocurrency Exchange Limited are registered in Hong Kong and Hong Kong profits tax is calculated at 8.25% on assessable profits up to $256,410 (HK$2,000,000) and 16.5% on any part of assessable profits over $256,410 for the year ended December 31, 2018, and 16.5% of the estimated assessable profit for the year ended December 31, 2017.

No provision for income taxes has been made for XYZMILL.COM Limited and Hong Kong Cryptocurrency Exchange Limited as both entities have suffered losses from their inception through December 31, 2018.

As of December 31, 2018 and 2017, the Company has deferred tax asset of $8,932 and $2,937, respectively, arising from net operating loss from XYZMILL.COM Limited and Hong Kong Cryptocurrency Exchange Limited. Net

operating loss carry forward amounted to $161,482 and $26,195 for the years ended December 31, 2018 and 2017, respectively. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management believes that the net loss is significant negative evidence that deferred tax assets would not be realizable. Therefore, the deferred tax asset is covered by a full valuation allowance.

A reconciliation of the income tax computed at the U.S. statutory rate and the Company's provision for income tax is as follows:

	For the years ended December 31,
	2018	2017
U.S. statutory rate	21.0%	34.0%
Foreign income not recognized in the U.S.	(21.0%)	(34.0%)
Hong Kong corporate income tax rate	8.25%	16.5%
Effect of expenses not deductible for tax purposes	(0.0%)	(8.2%)
Effect of valuation allowance on deferred income tax assets	(3.08%)	(1.7%)
Effect of income tax difference under different tax jurisdictions	(5.17%)	(6.6%)
Provision for income tax	0.0%	0.0%

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

The Company has evaluated and concluded that there is no significant uncertain tax positions required recognition in its consolidated financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  In the event it receives an assessment for interest and/or penalties, it will be classified in the consolidated financial statements as tax expense.

The U.S. Tax Cuts and Jobs Act (the “2017 Act”) was enacted on December 22, 2017. The 2017 Act among other changes, reduces the U.S. federal corporate tax rate from 34% to 21%. The Company recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and corresponding valuation allowances in its consolidated financial statements for the year ended December 31, 2018. There was no impact of the revaluation to the current net income because it was fully offset by the valuation allowance that was recorded against the deferred tax asset. In addition, the 2017 Act implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. Taxpayer may elect to pay the one-time transition tax over eight years or in a single lump sum. The 2017 Act also includes provisions for a new tax on Global Intangible Low-taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations, subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

The Company has suffered recurring losses from operations and retained an accumulated deficit of $641,351 and

$418,008 as of December 31, 2018 and 2017, respectively. As such, the Company did not recognize any one-time transition tax for the year ended December 31, 2017 and there was no provision of the tax on GILTI for the year ended December 31, 2018.

NOTE 7 – SHAREHOLDERS’ DEFICIT

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

LIVING 3D HOLDINGS, INC.
Date: April 1, 2019	/s/ Man Wah Stephen Yip Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2019	/s/ Man Wah Stephen Yip Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors
Date: April 1, 2019	/s/ Sze Cheong Eric Ng Name: Sze Cheong Eric Ng Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.