Form 10-Q
period 2019-03-31
LIVING 3D HOLDINGS, INC.
filed 2019-05-14
CIK 93205

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common stock, par value $.001 per share	LTDH	OTC Pink

1

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2019
Common Stock, $.001 par value	70,697,043

Living 3D Holdings, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,102	$893
Accounts receivable	2,240	4,095
Other receivable	29	29
Total Current Assets	4,371	5,017
Website development costs, net	89,744	102,564
Property and equipment, net	131	524
TOTAL ASSETS	$94,246	$108,105

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities and other payables	$309,786	$228,707
Due to related parties	542,217	519,267
Total Current Liabilities	852,003	747,974
TOTAL LIABILITIES	$852,003	$747,974

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	$-	$-
Common stock, $0.001 par value, 290,000,000 shares authorized, 70,697,043 shares issued and outstanding at March 31, 2019 and December 31, 2018	70,697	70,697
Additional paid-in capital	(69,215)	(69,215)
Accumulated deficit	(759,239)	(641,351)
TOTAL SHAREHOLDERS’ DEFICIT	$(757,757)	$(639,869)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$94,246	$108,105
The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Operations
(Stated in US dollars) (Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenue	$709	$2,564
Cost of Revenue	14,963	-
Gross Profit (Loss)	(14,254)	2,564

Operating Expenses
General and administrative expenses	103,634	33,470
Total Operating Expenses	103,634	33,470

Net Loss	$(117,888)	$(30,906)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Weighted Average Common Shares; Basic and Diluted	70,697,043	70,697,043

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Changes in Shareholders’ Deficit
(Stated in US dollars) (Unaudited)

Common Stock
Shares		Amount	Additional paid-in capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of December 31, 2018	70,697,043	$70,697	$(69,215)	$(641,351)	$(639,869)

Net Loss for the period	-	-	-	(117,888)	(117,888)

Balance as of March 31, 2019	70,697,043	$70,697	$(69,215)	$(759,239)	$(757,757)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of December 31, 2017	70,697,043	$70,697	$(69,215)	$(418,008)	$(416,526)

Net Loss for the period	-	-	-	(30,906)	(30,906)

Balance as of March 31, 2018	70,697,043	$70,697	$(69,215)	$(448,914)	$(447,432)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars) (Unaudited)
	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(117,888)	$(30,906)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	13,213	13,213
Changes in operating assets and liabilities
Accounts receivable	1,855	4,693
Prepaid expense and other receivable	-	(29)
Accrued liabilities and other payables	101,521	18,859
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,299)	5,830
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to related party	(1,338)	(88,148)
Proceeds from related party	3,846	55,379
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,508	(32,769)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,209	(26,939)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$893	$50,668
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,102	$23,729

NON-CASH TRANSACTIONS
Prepaid expense paid by related party	$-	$12,000
Operating expenses paid by related parties	$20,442	$17,721
Supplementary Disclosure for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
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

Certain information and footnote disclosures normally included in financial statements prepared in conjunction with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest annual report on Form 10-K filed with the SEC. The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations, cash flows and changes in shareholders’ deficit of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2018, as reported in the Form 10-K for the fiscal year ended December 31, 2018, have been omitted.

B. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In December 2017, January 2018, July 2018, December 2018 and March 2019, the FASB issued ASU 2017-13, ASU 2018-01, ASU 2018-10 & 11, ASU 2018-20 and ASU 2019-01, respectively, which contain modifications and improvements to ASU 2016-02. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under the Optional Transition Method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective approach and elected to utilize the Optional Transition Method. The adoption did not impact the Company’s previously reported consolidated financial statements nor did it result in a cumulative effect adjustment to retained earnings as of January 1, 2019.

NOTE 3 – GOING CONCERN

The Company has a working capital deficit of $847,632 as of March 31, 2019 and has generated negative cash flows from operations for the period ended March 31, 2019. The Company also suffered recurring losses from operations. The Company is primarily funded by its Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

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

Wai Tak Edward Lau, the Company’s director;

Due to Related Parties

Due to related parties consists of the following:

	Man Wah Stephen Yip	So Ka Yan	Total
Balance at December 31, 2018	$ 206,739	$ 312,528	$ 519,267

Expenses paid on behalf of the Company	13,500	6,942	20,442

Advances to the Company	-	3,846	3,846

Less: Repayments received from the Company	-	(1,338)	(1,338)

Balance at March 31, 2019	$ 220,239	$ 321,978	$ 542,217

The amounts due to related parties represent expenses paid on behalf and advances received to support the operation of the Company. They are unsecured, bear no interest and are repayable on demand.

Office Furnished by Related Parties

The Company’s office in Hong Kong consists of approximately 400 square feet located at Room S, 2/F, Block D East Sun Industrial Center, 16 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong. This office is furnished to the Company by the CEO at no charge.

The Company has another office which is situated at 10th Floor, Si Toi Commercial Building, 32 Queen Street, Sheung Wan, Hong Kong. This office is furnished to the Company by Wai Tak Edward Lau, a director of the Company at no charge.

Service Provided by Related Party

Harris Yeung, a personal assistant of CEO, provided non-compensated book keeping service to the Company during the three months ended March 31, 2019 and for the year ended December 31, 2018.

NOTE 5 – CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

Customer E and customer B accounted for 100% of total revenue for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, customer E accounted for 100% of the accounts receivable. At December 31, 2018, customer B and E accounted for 63% and 37% of the accounts receivable, respectively.

For the three months ended March 31, 2019, the Company’s cost of revenues primarily consisted of amortization of website development costs. The Company did not incur any cost of revenue for the three months ended March 31, 2018.

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

The following discussion summarizes the material changes in our results of operations and our financial condition for the three months ended March 31, 2019 and 2018. The Consolidated Statements of Operations is included in the Financial Statements attached to this report. Please refer to the Consolidated Statements of Operations.

Results of Operations for the three months ended March 31, 2019 and 2018

Results from Operations

Revenue.  For the three months ended March 31, 2019 and 2018, revenues were $709 and $2,564 respectively, a decrease of $1,855. The decrease in revenue was attributable to the decrease in sales. The Company has shifted to the business of the development of a cryptocurrency web based trading system which was to grant a customer the right to use in April 2018. The Company has managed to generate minimal revenue there from. As the Company’s business in cryptocurrency web based trading system is still in the early stage of development, its sales fluctuate. Management believes that the revenue of the Company will increase substantially when more customers are acquired.

By the end of year 2018, XYZMILL.COM Limited has started the development of an online multiplayer “Mahjong” game platform, which is one of the most popular board game in Chinese culture. Our “Mahjong” game solution is available on mobile platform and is one of the few available in the eGaming industry. Our target customers are those who operate licensed online gaming company, and our turnkey solution offers them the most convenient road path to enter the market in the shortest period of time possible. The Company will continue to expand our gaming platform to include more popular board game including “Dou dizhu (landlords)” and Texas Holdem. This game platform will be put into operation in May 2019.

Cost of Revenue.  The cost of revenue for the three months ended March 31, 2019 and 2018 amounted to $14,963 and $0, respectively, an increase of $14,963. The increase in the cost of revenue is mainly attributable to the increase in the amortization and associated cloud servers expenses of the web based trading system which was put into operation in April 2018. No such expenses were incurred for the three months ended March 31, 2018.

Gross Profit (Loss).  For the three months ended March 31, 2019, the gross profit (loss) was $(14,254) compared with $2,564 for the same period in 2018, a decrease of $16,818. The decrease was because of the decrease in sales and the increase in cost of revenue as discussed above.

General and Administrative Expenses.   For the three months ended March 31, 2019 and 2018, general and administrative expenses were $103,634 and $33,470, respectively, an increase of $70,164. The increase was attributable to the increase in salaries accrued to the directors of $90,000. Effective from October 1, 2018, a monthly salary of $10,000 has been accrued to three out of the four directors of the Company. Such salaries will only be paid after the Company has shown its ability to operate on a profitable basis for a period of time, in the judgment of the Board of Directors.

The above increase was offset by the decrease in legal fee and the decrease in amortization of the web based trading system in cryptocurrency that had been charged to the administrative expenses. The web based trading system was to be amortized over a period of three years on a straight-line method starting from January 2018 when it was ready for use. The amortization had been charged to the administrative expenses for the three months ended March 31, 2018 and has been allocated to the cost of revenue starting April 2018 when the web based trading system was put into use.

Net Loss.  For the three months ended March 31, 2019, the net loss was $(117,888) and, for the same period ended March 31, 2018, the net loss was $(30,906), an increase of $86,982. The increase of net loss between the periods was explained by the increase in gross loss as discussed above.

            Liquidity and Capital Resources.  Cash and cash equivalents as of March 31, 2019 and December 31, 2018 were $2,102 and $893, respectively. There were no substantial movements in the funds used in operating activities as almost all the expenses of the Company were paid by Man Wah Stephen Yip and So Ka Yan on behalf of the Company.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on loans from our major shareholder and the sale of equity securities.

Our cash flows provided by operating activities decreased by $7,129 from $5,830 for the three months ended March 31, 2018 to $(1,299) for the three months ended March 31, 2019, due principally to the net loss of $117,888 offset by the decrease in accounts receivable of $1,855, an increase in accrued liabilities and other payables of $ 101,521, and depreciation and amortization expenses of $13,213.

Our cash flows provided by financing activities increased by $35,277, from $(32,769) for the three months ended March 31, 2018 to $2,508 for the three months ended March 31, 2019, due principally to the decrease in repayments to related party of $86,810 offset by the decrease in proceeds from related party of $51,533.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2019.

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

Fair Value of Financial Instruments.  The carrying amounts of financial instruments, including cash, other receivables, and accrued liabilities and other payables, approximates their fair value due to the relatively short-term nature of these instruments.

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

Foreign Currency Translation. The reporting currency of the Company is the USD. The functional currency of Sugar, Xyxmill.com and HKCCEX is the Hong Kong Dollar (“HKD”). For financial reporting purposes, the financial statements of Sugar, Xyzmill.com and HKCCEX which are prepared in Hong Kong Dollar are translated into United States Dollars. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in the owners' equity

We follow FASB ASC 80-30, "Foreign Currency Translation", for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars.  Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in shareholders' equity.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect, such controls.

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

LIVING 3D HOLDINGS, INC.

Date: May 15, 2019	/s/ Man Wah Stephen Yip Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

Date: May 15, 2019	/s/ Sze Cheong Eric Ng Name: Sze Cheong Eric Ng Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.