Form 10-Q
period 2019-06-30
LIVING 3D HOLDINGS, INC.
filed 2019-08-14
CIK 93205

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common stock, par value $.001 per share	LTDH	OTC Pink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2019
Common Stock, $0.001 par value	70,697,043

Living 3D Holdings, Inc.

Consolidated Balance Sheets

(Stated in US dollars)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$939	$893
Accounts receivable	4,072	4,095
Other receivable	29	29
Total Current Assets	5,040	5,017
Website development costs, net	76,923	102,564
Property and equipment, net	-	524
TOTAL ASSETS	$81,963	$108,105

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities and other payables	$396,103	$228,707
Due to related parties	565,337	519,267
Total Current Liabilities	961,440	747,974
TOTAL LIABILITIES	$961,440	$747,974

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	$-	$-
Common stock, $0.001 par value, 290,000,000 shares authorized, 70,697,043 shares issued and outstanding at June 30, 2019 and December 31, 2018	70,697	70,697
Additional paid-in capital	(69,215)	(69,215)
Accumulated deficit	(880,959)	(641,351)
TOTAL SHAREHOLDERS’ DEFICIT	$(879,477)	$(639,869)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$81,963	$108,105

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.

Consolidated Statements of Operations

(Stated in US dollars)

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$3,337	$460	$4,046	$3,024
Cost of Revenue	15,405	16,132	30,368	16,132
Gross Loss	(12,068)	(15,672)	(26,322)	(13,108)

Operating Expenses
General and administrative expenses	109,652	21,084	213,286	54,554
Total Operating Expenses	109,652	21,084	213,286	54,554

Net Loss	$(121,720)	$(36,756)	$(239,608)	$(67,662)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Shares; Basic and Diluted	70,697,043	70,697,043	70,697,043	70,697,043

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.

Consolidated Statements of Changes in Shareholders' Deficit

(Stated in US dollars)

(Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of December 31, 2018	70,697,043	$70,697	$(69,215)	$(641,351)	$(639,869)

Net Loss for the period	-	-	-	(117,888)	(117,888)

Balance as of March 31, 2019	70,697,043	$70,697	$(69,215)	$(759,239)	$(757,757)

Net Loss for the period	-	-	-	(121,720)	(121,720)

Balance as of June 30, 2019	70,697,043	$70,697	$(69,215)	$(880,959)	$(879,477)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of December 31, 2017	70,697,043	$70,697	$(69,215)	$(418,008)	$(416,526)

Net Loss for the period	-	-	-	(30,906)	(30,906)

Balance as of March 31, 2018	70,697,043	$70,697	$(69,215)	$(448,914)	$(447,432)

Net Loss for the period	-	-	-	(36,756)	(36,756)

Balance as of June 30, 2018	70,697,043	$70,697	$(69,215)	$(485,670)	$(484,188)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.

Consolidated Statements of Cash Flows

(Stated in US dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(239,608)	$(67,662)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	26,165	26,428
Changes in operating assets and liabilities
Accounts receivable	23	4,233
Other receivable	-	(29)
Accrued liabilities and other payables	192,526	41,659
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(20,894)	4,629
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to related party	(1,338)	(116,772)
Proceeds from related party	22,278	64,443
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,940	(52,329)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46	(47,700)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$893	$50,668
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$939	$2,968

NON-CASH TRANSACTIONS
Operating expenses paid by related parties	$25,130	$36,033
Supplementary Disclosure for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

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

The Company, through its subsidiary, HKCCEX, a FinTech company, focuses on developing no-frills software solution that facilitate the wide spread adoption of cutting edge technological ideas. The flagship product is a B2B cryptocurrency web based trading system featuring newsfeed, live quote, integrated CRM, agent management and accounting system. This web based trading system is then customized and provided to companies with previous experience in the financial, trading or similar fields allowing them to capture a new and existing market with minimum change to their current Modus Operandi. These companies have user right to the customized web based trading system, which allows their end-customers to trade cryptocurrency as registered users.

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

NOTE 3 – GOING CONCERN

The Company has a working capital deficit of $956,400 as of June 30, 2019 and has generated negative cash flows from operations for the period ended June 30, 2019. The Company also suffered recurring losses from operations. The Company is primarily funded by its Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

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

Wai Tak Edward Lau, the Company’s director;

Due to Related Parties

Due to related parties consists of the following:

	Man Wah Stephen Yip	So Ka Yan	Total
Balance at December 31, 2018	$ 206,739	$ 312,528	$ 519,267
Expenses paid on behalf of the Company	13,500	11,630	25,130
Advances to the Company	-	22,278	22,278
Less: Repayments received from the Company	-	(1,338)	(1,338)
Balance at June 30, 2019	$ 220,239	$ 345,098	$ 565,337

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

Service Provided by Related Party

Harris Yeung, a personal assistant of CEO, provided non-compensated book keeping service to the Company during the six months ended June 30, 2019 and for the year ended December 31, 2018.

NOTE 5 – CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the six months ended June 30, 2019, customers E and customer F accounted for 31% and 69% of the total revenue respectively.

For the six months ended June 30, 2018, customer B and E accounted for 85% and 15% of the total revenue, respectively.

At June 30, 2019 customers E and F accounted for 32% and 68% of the accounts receivable, respectively. At December 31, 2018, customer B and E accounted for 63% and 37% of the accounts receivable, respectively.

For the six months ended June 30, 2019 and 2018, the Company’s cost of revenues primarily consisted of amortization of website development costs.

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

With a view of broadening its revenue base, the Company is currently in the course of the building of a Video on Demand Streaming System “VODSS” in June 2019. VODSS is a programming system which allows users to select and watch/listen to video or audio content such as movies and TV shows whenever they choose, rather than at a scheduled broadcast time.

Furthermore, the Company is in the course of developing software for the trading of investment products, namely QuantDragon. QuantDragon is an Artificial Intelligence (A.I.) system used for speculating investment market movements. The system makes use of different statistical techniques, including time-series, regression and other technical analysis, together with A.I. technology, to predict market movements and to make investment decisions. The operation of the system is accompanied with cloud technology and robotics trading platform to ensure safe and efficient execution environment. By this consolidated investment mechanism, good investment opportunities are detected automatically and transformed into actual trading positions without intervention of humans. This aims to help users to enjoy passively managed income. Sophisticated testing has been performed and passed. It has been successfully endorsed by a private fund.

The following discussion summarizes the material changes in our results of operations and our financial condition for the three and six months ended June 30, 2019 and 2018. The Consolidated Statements of Operations is included in the Financial Statements attached to this report. Please refer to the Consolidated Statements of Operations.

Results of Operations for the Three Months ended June 30, 2019 and 2018

Results from Operations

Revenue.  For the three months ended June 30, 2019 and 2018, revenues were $3,337 and $460 respectively, an increase of $2,877. The increase in revenue was attributable to the increase in sales. The Company has shifted to the business of the development of a cryptocurrency web based trading system which was to grant a customer the right to use in April 2018 and has secured an additional customer in May 2019. The Company has managed to generate minimal revenue there from. As the Company’s business in cryptocurrency web based trading system is still in the early stage of development, its sales fluctuate. Management believes that the revenue of the Company will increase substantially when more customers are acquired.

By the end of year 2018, XYZMILL.COM Limited has started the development of an online multiplayer “Mahjong” game platform, which is one of the most popular board game in Chinese culture. Our “Mahjong” game solution is available on mobile platform and is one of the few available in the eGaming industry. Our target customers are those who operate licensed online gaming company, and our turnkey solution offers them the most convenient road path to enter the market in the shortest period of time possible. This game platform has been put into use in June, 2019 and the Company has successfully secured a customer. This partially accounted for the increase in revenue. The Company will continue to expand our gaming platform to include more popular board game including “Dou dizhu (landlords)” and Texas Holdem.

Cost of Revenue.  The cost of revenue for the three months ended June 30, 2019 and 2018 amounted to $15,405 and $16,132, respectively, a decrease of $727. The cost of revenue represented mainly the amortization and associated cloud servers expenses and was fairly stable for the periods under review.

Gross Loss.  For the three months ended June 30, 2019, the gross loss was $12,068 compared with $15,672 for the same period in 2018, a decrease of $3,604. The decrease was because of the increase in sales and the decrease in cost of revenue as discussed above.

General and Administrative Expenses.   For the three months ended June 30, 2019 and 2018, general and administrative expenses were $109,652 and $21,084, respectively, an increase of $88,568. The increase was attributable to the increase in salaries accrued to the directors of $90,000. Effective from October 1, 2018, a monthly salary of $10,000 has been accrued to three out of the four directors of the Company. Such salaries will only be paid after the Company has shown its ability to operate on a profitable basis for a period of time, in the judgment of the Board of Directors.

Net Loss.  For the three months ended June 30, 2019, the net loss was $121,720 and, for the same period ended June 30, 2018, the net loss was $36,756, an increase of $84,964. The increase of net loss between the periods was explained by the increase general and administrative expenses as discussed above.

Results of Operations for the Six Months ended June 30, 2019 and 2018

Results from Operations

Revenue.  For the six months ended June 30, 2019 and 2018, revenues were $4,046 and $3,024 respectively, an increase of $1,022. The revenue for the six months ended June 30, 2019 represented commission fee earned on the trading of cryptocurrency by the end users on our web based trading system and licensee fee earned from our Mahjong eGaming platform respectively, whereas the revenue for the six months ended June 30, 2018 was substantially derived from website development. The Company had ceased its operation in the website development once the cryptocurrency trading system was launched. Therefore, the increase in revenue was attributable to the increase in commission fee derived from the cryptocurrency trading platform and the licensee fee derived from Mahjong eGaming platform which was partially offset by the decrease in the fee earned from website development.

The Company has shifted to the business of the development of a cryptocurrency web based trading system which was to grant a customer the right to use in April 2018 and has secured an additional customer in May 2019. The Company has managed to generate minimal revenue there from. As the Company’s business in cryptocurrency web based trading system is still in the early stage of development, its sales fluctuate. Management believes that the revenue of the Company will increase substantially when more customers are acquired.

By the end of year 2018, XYZMILL.COM Limited has started the development of an online multiplayer “Mahjong” game platform, which is one of the most popular board game in Chinese culture. Our “Mahjong” game solution is available on mobile platform and is one of the few available in the eGaming industry. Our target customers are those who operate licensed online gaming company, and our turnkey solution offers them the most convenient road path to enter the market in the shortest period of time possible. This game platform has been put into use in June,

2019 and the Company has successfully secured a customer. This partially accounted for the increase in revenue. The Company will continue to expand our gaming platform to include more popular board game including “Dou dizhu (landlords)” and Texas Holdem.

Cost of Revenue.  The cost of revenue for the six months ended June 30, 2019 and 2018 amounted to $30,368 and $16,132, respectively, an increase of $14,236. The increase can mainly be explained by the increase in the amortization and associated cloud servers expenses. The amortization expense of the cryptocurrency trading platform was only charged to the cost of revenue starting April 2018.

Gross Loss.  For the six months ended June 30, 2019, the gross loss was $26,322 compared with $13,108 for the same period in 2018, an increase of $13,214. The increase was because of the increase in cost of revenue which was partially offset by the increase in sales.

General and Administrative Expenses.   For the six months ended June 30, 2019 and 2018, general and administrative expenses were $213,286 and $54,554, respectively, an increase of $158,732. The increase was attributable to the increase in salaries accrued to the directors of $180,000. Effective from October 1, 2018, a monthly salary of $10,000 has been accrued to three out of the four directors of the Company. Such salaries will only be paid after the Company has shown its ability to operate on a profitable basis for a period of time, in the judgment of the Board of Directors.

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

Net Loss.  For the six months ended June, 2019, the net loss was $239,608 and, for the same period ended June 30, 2018, the net loss was $67,662, an increase of $171,946. The increase of net loss between the periods was explained by the increase in gross loss and general and administrative expenses as discussed above.

Liquidity and Capital Resources.  Cash and cash equivalents as of June 30, 2019 and December 31, 2018 were $939 and $893, respectively. There were no substantial movements in the funds used in operating activities as almost all the expenses of the Company were paid by Man Wah Stephen Yip and So Ka Yan on behalf of the Company.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on loans from our major shareholder and the sale of equity securities.

Our cash flows provided by operating activities decreased by $25,523 from $4,629 for the six months ended June 30, 2018 to $(20,894) for the six months ended June 30, 2019, due principally to the net loss of $239,608 offset by the decrease in accounts receivable of $23, an increase in accrued liabilities and other payables of $ 192,526, and depreciation and amortization expenses of $26,165.

Our cash flows provided by financing activities increased by $73,269, from $(52,329) for the six months ended June 30, 2018 to $20,940 for the six months ended June 30, 2019, due principally to the decrease in repayments to related party of $115,434 offset by the decrease in proceeds from related party of $42,165.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2019.

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

Fair Value of Financial Instruments.  The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, other receivables, and accrued liabilities and other payables, approximates their fair value due to the relatively short-term nature of these instruments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect, such controls.

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

LIVING 3D HOLDINGS, INC.

Date: August 13, 2019	/s/ Man Wah Stephen Yip Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

Date: August 13, 2019	/s/ Sze Cheong Eric Ng Name: Sze Cheong Eric Ng Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.