Form 10-Q
period 2019-09-30
LIVING 3D HOLDINGS, INC.
filed 2019-11-14
CIK 93205

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common stock, par value $.001 per share	LTDH	OTC Pink

1

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2019
Common Stock, $0.001 par value	70,697,043

CONSOLIDATED FINANCIAL STATEMENTS

Living 3D Holdings, Inc.

Consolidated Balance Sheets

(Stated in US dollars)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,365	$893
Accounts receivable	10,917	4,095
Other receivable	29	29
Total Current Assets	16,311	5,017
Website development costs, net	64,103	102,564
Property and equipment, net	-	524
TOTAL ASSETS	$80,414	$108,105

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities and other payables	$396,713	$228,707
Due to related parties	560,068	519,267
Total Current Liabilities	956,781	747,974
TOTAL LIABILITIES	$956,781	$747,974

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	$-	$-
Common stock, $0.001 par value, 290,000,000 shares authorized, 70,697,043 shares issued and outstanding at September 30, 2019 and December 31, 2018	70,697	70,697
Additional paid-in capital	(69,215)	(69,215)
Accumulated deficit	(877,849)	(641,351)
TOTAL SHAREHOLDERS’ DEFICIT	$(876,367)	$(639,869)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$80,414	$108,105

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.

Consolidated Statements of Operations

(Stated in US dollars)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$7,027	$390	$11,073	$3,414
Revenue – related party	25,000	-	25,000	-
Total Revenue	32,027	390	36,073	3,414
Cost of Revenue	15,316	16,738	45,684	32,870
Gross Profit ( Loss)	16,711	(16,348)	(9,611)	(29,456)

Operating Expenses
General and administrative expenses	13,601	15,821	226,887	70,375
Total Operating Expenses	13,601	15,821	226,887	70,375

Net Income (Loss)	$3,110	$(32,169)	$(236,498)	$(99,831)

Basic and Diluted Income (Loss) per Common Share	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Shares; Basic and Diluted	70,697,043	70,697,043	70,697,043	70,697,043

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.

Consolidated Statements of Changes in Shareholders' Deficit

(Stated in US dollars)

(Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of December 31, 2018	70,697,043	$70,697	$(69,215)	$(641,351)	$(639,869)
Net loss for the period	-	-	-	(117,888)	(117,888)
Balance as of March 31,2019	70,697,043	$70,697	$(69,215)	$(759,239)	$(757,757)
Net loss for the period	-	-	-	(121,720)	(121,720)
Balance as of June 30,2019	70,697,043	$70,697	$(69,215)	$(880,959)	$(879,477)
Net income for the period	-	-	-	3,110	3,110
Balance as of September 30, 2019	70,697,043	$70,697	$(69,215)	$(877,849)	$(876,367)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of December 31, 2017	70,697,043	$70,697	$(69,215)	$(418,008)	$(416,526)
Net loss for the period	-	-	-	(30,906)	(30,906)
Balance as of March 31, 2018	70,697,043	$70,697	$(69,215)	$(448,914)	$(447,432)
Net loss for the period	-	-	-	(36,756)	(36,756)
Balance as of June 30, 2018	70,697,043	$70,697	$(69,215)	$(485,670)	$(484,188)
Net loss for the period	-	-	-	(32,169)	(32,169)
Balance as of September 30, 2018	70,697,043	$70,697	$(69,215)	$(517,839)	$(516,357)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Living 3D Holdings, Inc.

Consolidated Statements of Cash Flows

(Stated in US dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(236,498)	$(99,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	38,985	39,641
Changes in operating assets and liabilities
Accounts receivable	(6,822)	3,843
Other receivable	-	(29)
Accrued liabilities and other payables	199,382	50,481
CASH USED IN OPERATING ACTIVITIES	(4,953)	(5,895)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to related party	(12,853)	(128,136)
Proceeds from related party	22,278	85,725
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,425	(42,411)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,472	(48,306)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$893	$50,668
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,365	$2,362

NON-CASH TRANSACTIONS
Operating expenses paid by related parties	$31,376	$92,951
Supplementary Disclosure for Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

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

The Company, through its subsidiary, HKCCEX has entered into a Reseller Agreement with Pareto International Holding Limited (“Pareto”), which is wholly owned by Wai Tak Edward Lau, a director and major shareholder of the Company on August 10, 2019. Since then, Pareto was engaged as a reseller of the Company’s cryptocurrency web based trading system.

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

NOTE 3 – GOING CONCERN

The Company has a working capital deficit of $940,470 as of September 30, 2019 and has generated negative cash flows from operations for the period ended September 30, 2019. The Company also suffered recurring losses from operations. The Company is primarily funded by its Chief Executive Officer ("CEO") and principal shareholder. The Company will have to raise additional capital, including through the sale of equity securities, to support its operation and expansion.

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

Wai Tak Edward Lau, the Company’s director and major shareholder;

Due to Related Parties

Due to related parties consists of the following:

	Man Wah Stephen Yip	So Ka Yan	Total
Balance at December 31, 2018	$ 206,739	$ 312,528	$ 519,267
Expenses paid on behalf of the Company	14,250	17,126	31,376
Advances to the Company	-	22,278	22,278
Less: Repayments received from the Company	-	(12,853)	(12,853)
Balance at September 30, 2019	$ 220,989	$ 339,079	$ 560,068

The amounts due to related parties represent expenses paid on behalf and advances received to support the operation of the Company. They are unsecured, bear no interest and are repayable on demand.

Sales to Related Party

The Company, through its subsidiary, Hong Kong Cryptocurrency Exchange Limited has entered into a Reseller Agreement with Pareto International Holding Limited (“Pareto”), which is wholly owned by Wai Tak Edward Lau, a director and major shareholder of the Company, on August 10, 2019.

Pursuant to the Reseller Agreement, Pareto was engaged as a reseller of the Company. Sales to Pareto for the three months ended September 30, 2019 amounted to $25,000. There were no outstanding receivables from Pareto as of September 30, 2019.

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

Service Provided by Related Party

Harris Yeung, a personal assistant of CEO, provided non-compensated book keeping service to the Company during the nine months ended September 30, 2019 and for the year ended December 31, 2018.

NOTE 5 – CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the nine months ended September 30, 2019, customers F and Pareto accounted for 27% and 69% of the total revenue, respectively.

For the nine months ended September 30, 2018, customer B and E accounted for 75% and 25% of the total revenue, respectively.

At September 30, 2019 customers E and F accounted for 12% and 88% of the accounts receivable, respectively. At December 31, 2018, customer B and E accounted for 63% and 37% of the accounts receivable, respectively.

For the nine months ended September 30, 2019 and 2018, the Company’s cost of revenues primarily consisted of amortization of website development costs.

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

In August 2019, the Company has entered into a reseller agreement with Pareto International Holding Limited and engaged Pareto International Holding Limited as an independent reseller of the  Company’s product, with the non-exclusive right to market, promote and resell.

The following discussion summarizes the material changes in our results of operations and our financial condition for the three and nine months ended September 30, 2019 and 2018. The Consolidated Statements of Operations is included in the Financial Statements attached to this report. Please refer to the Consolidated Statements of Operations.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Results from Operations

Revenue.  For the three months ended September 30, 2019 and 2018, revenues were $32,027 and $390 respectively, an increase of $31,637. The increase in revenue was attributable to the increase in sales. The Company has shifted to the business of the development of a cryptocurrency web based trading system which was to grant a customer the right to use in April 2018 and has secured an additional customer in May 2019. The Company has managed to generate minimal monthly commission fee there from.

In August, 2019, the Company has appointed Pareto International Holding Limited, a related party, as a reseller of our cryptocurrency web based trading system to end user. The Company requires the reseller to pay in full, rather than to pay monthly commission fee, before the delivery of our cryptocurrency web based system is to be made. This change in sale strategy has improved our sale. The sales to related party for the three months ended September 30, 2019 amounted to $25,000. As the Company’s business in cryptocurrency web based trading system is still in the early stage of development, its sales fluctuate. Management believes that the revenue of the Company will increase substantially when more customers are acquired.

By the end of year 2018, XYZMILL.COM Limited has started the development of an online multiplayer “Mahjong” game platform, which is one of the most popular board game in Chinese culture. Our “Mahjong” game solution is available on mobile platform and is one of the few available in the eGaming industry. Our target customers are those who operate licensed online gaming company, and our turnkey solution offers them the most convenient road path to enter the market in the shortest period of time possible. This game platform has been put into use in June 2019 and the Company has successfully secured a customer. This partially accounted for the increase in revenue. The Company will continue to expand our gaming platform to include more popular board game including “Dou dizhu (landlords)” and Texas Holdem.

Cost of Revenue.  The cost of revenue for the three months ended September 30, 2019 and 2018 amounted to $15,316 and $16,738, respectively, a decrease of $1,422. The cost of revenue represented mainly the amortization and associated cloud servers expenses and was fairly stable for the periods under review.

Gross Profit (Loss).  For the three months ended September 30, 2019, the gross profit was $16,711 compared with a loss of $(16,348) for the same period in 2018, a decrease of $33,059. The increase in profit was because of the increase in sales of our cryptocurrency web based trading system and the decrease in cost of revenue as discussed above.

General and Administrative Expenses.   For the three months ended September 30, 2019 and 2018, general and administrative expenses were $13,601 and $15,821, respectively, a decrease of $2,220. The general and administrative expenses remained fairly stable for the periods under review.

Net Income (Loss).  For the three months ended September 30, 2019, the net income was $3,110 and, for the same period in 2018, the net loss was $(32,169), a decrease of $35,279. The decrease of net loss between the periods was explained by the increase in sales which was further aggregated by the decrease in general and administrative expenses as discussed above.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Results from Operations

Revenue.  For the nine months ended September 30, 2019 and 2018, revenues were $36,073 and $3,414 respectively, an increase of $32,659. The revenue for the nine months ended September 30, 2019 represented commission fee earned on the trading of cryptocurrency by the end users on our web based trading system, the sale of our cryptocurrency web based trading system by our reseller, and licensee fee earned from our Mahjong eGaming platform respectively, whereas the revenue for the nine months ended September 30, 2018 was substantially derived from website development. The Company had ceased its operation in the website development once the cryptocurrency trading system was launched. Therefore, the increase in revenue was attributable to the increase in the sale and commission fee derived from the cryptocurrency trading platform and the licensee fee derived from Mahjong eGaming platform which was partially offset by the decrease in the fee earned from website development.

The Company has shifted to the business of the development of a cryptocurrency web based trading system which was to grant a customer the right to use in April 2018 and has secured an additional customer in May 2019. The Company has managed to generate minimal revenue there from.

In August, 2019, the Company has appointed Pareto International Holding Limited, a related party, as a reseller of our cryptocurrency web based trading system to end user. The Company requires the reseller to pay in full, rather than to pay monthly commission fee, before the delivery of our cryptocurrency web based system is to be made. The change in sale strategy has improved our sale. The sales to related party for the nine months ended September 30, 2019 amounted to $25,000. As the Company’s business in cryptocurrency web based trading system is still in the early stage of development, its sales fluctuate. Management believes that the revenue of the Company will increase substantially when more customers are acquired.

By the end of year 2018, XYZMILL.COM Limited has started the development of an online multiplayer “Mahjong” game platform, which is one of the most popular board game in Chinese culture. Our “Mahjong” game solution is available on mobile platform and is one of the few available in the eGaming industry. Our target customers are those who operate licensed online gaming company, and our turnkey solution offers them the most convenient road path to enter the market in the shortest period of time possible. This game platform has been put into use in June 2019 and the Company has successfully secured a customer. This partially accounted for the increase in revenue. The Company will continue to expand our gaming platform to include more popular board game including “Dou dizhu (landlords)” and Texas Holdem.

Cost of Revenue.  The cost of revenue for the nine months ended September 30, 2019 and 2018 amounted to $45,684 and $32,870, respectively, an increase of $12,814. The increase can mainly be explained by the increase in the amortization and associated cloud servers expenses. The amortization expense of the cryptocurrency trading platform was only charged to the cost of revenue starting April 2018.

Gross Loss.  For the nine months ended September 30, 2019, the gross loss was $9,611 compared with $29,456 for the same period in 2018, a decrease of $19,845. The decrease was because of the increase in sales which was partially offset by the increase in cost of revenue.

General and Administrative Expenses.   For the nine months ended September 30, 2019 and 2018, general and administrative expenses were $226,887 and $70,375, respectively, an increase of $156,512. The increase was attributable to the increase in salaries accrued to the directors of $180,000. Effective from October 1, 2018, a monthly salary of $10,000 has been accrued to three out of the four directors of the Company. Such salaries will only be paid after the Company has shown its ability to operate on a profitable basis for a period of time, in the judgment of the Board of Directors. However, the decision for salaries accrual was revoked by the directors. No salaries had been accrued to directors since July 1, 2019.

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

Net Loss.  For the nine months ended September 30, 2019, the net loss was $236,498 and, for the same period ended September 30, 2018, the net loss was $99,831, an increase of $136,667. The increase of net loss between the periods was explained by the increase in general and administrative expenses which were partially offset by the decrease in gross loss as discussed above.

Liquidity and Capital Resources.  Cash and cash equivalents as of September 30, 2019 and December 31, 2018 were $5,365 and $893, respectively. There were no substantial movements in the funds used in operating activities as almost all the expenses of the Company were paid by Man Wah Stephen Yip and So Ka Yan on behalf of the Company.

Liquidity and Capital Resources

Current and Expected Liquidity

Historically, we have financed operations primarily through the issuance of debt.  In the near future, as additional capital is needed, we expect to rely primarily on loans from our major shareholder and the sale of equity securities.

Our cash flows used in operating activities decreased by $942 from $(5,895) for the nine months ended September 30, 2018 to $(4,953) for the nine months ended September 30, 2019, due principally to the net loss of $236,498 and the increase in accounts receivable of $6,822, offset by an increase in accrued liabilities and other payables of $ 199,382 and depreciation and amortization expenses of $38,985.

Our cash flows provided by financing activities increased by $51,836, from $(42,411) for the nine months ended September 30, 2018 to $9,425 for the nine months ended September 30, 2019, due principally to the decrease in repayments to related party of $115,283 offset by the decrease in proceeds from related party of $63,447.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2019.

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

Fair Value of Financial Instruments.  The carrying amounts of financial instruments, including cash, accounts receivable, other receivables, and accrued liabilities and other payables, approximates their fair value due to the relatively short-term nature of these instruments.

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

Foreign Currency Translation. The reporting currency of the Company is the USD. The functional currency of Sugar, XYZMILL.COM and HKCCEX is the Hong Kong Dollar (“HKD”). For financial reporting purposes, the financial statements of Sugar, XYZMILL.COM and HKCCEX which are prepared in Hong Kong Dollar are translated into United States Dollars. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in the owners' equity.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect, such controls.

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

LIVING 3D HOLDINGS, INC.

Date: November 14, 2019	/s/ Man Wah Stephen Yip Name: Man Wah Stephen Yip Title: Chief Executive Officer and Chairman of the Board of Directors

Date: November 14, 2019	/s/ Sze Cheong Eric Ng Name: Sze Cheong Eric Ng Title: Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.